Form 10KSB
period 2002-12-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2003-03-31
CIK 1173991

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

Commission File Number: 0-50106

LEGENDS FINANCIAL HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	32-0008963 (I.R.S. Employer Identification No.)

310 North First Street, Clarksville, Tennessee (Address of principal executive offices)	37040 (Zip Code)

(931) 503-1234

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value per share

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]         NO   [X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer’s revenues for the fiscal year ended December 31, 2002 were $6,840,000

     The aggregate market value of the issuer’s voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 2002, is $21,541,434 for 1,175,201 shares, at an estimated $18.33 per share.

     As of December 31, 2002, 1,379,083 shares of the issuer’s Common Stock were outstanding.

     Transitional Small Business Disclosure Format (check one):

YES   [ ]   NO   [X]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement, which were filed with the Securities and Exchange Commission on March 21, 2003, are incorporated by reference into Part III of this annual report on Form 10-KSB.

CROSS REFERENCE INDEX

TO
FORM 10-KSB

     Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	*
ITEM 2.	DESCRIPTION OF PROPERTY	*
ITEM 3.	LEGAL PROCEEDINGS	*
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	*
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	*
ITEM 7.	FINANCIAL STATEMENTS	*
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	None
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	**
ITEM 10.	EXECUTIVE COMPENSATION	**
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	**
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	**
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	*
ITEM 14.	CONTROL AND PROCEDURES	*

*       This information is included in this annual report on Form 10-KSB and is not incorporated by reference from Legends Financial’s definitive proxy statement.

**     The material required by Items 9 through 12 is incorporated by reference from Legends Financial’s definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. Legends Financial filed a definitive proxy statement with the Securities and Exchange Commission on March 21, 2003.

i

CAUTIONARY STATEMENT CONCERNING
FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB of Legends Financial Holdings, Inc., a Tennessee corporation (“Legends Financial”), contains or incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the “safe harbors” created thereby. Those statements include, but may not be limited to, the discussions of Legends Financial’s expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

     You should be aware that, while Legends Financial believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause Legends Financial’s future results and stockholder values to differ materially from Legends Financial’s expectations. These factors are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” set forth herein. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by Legends Financial or any other person that the objectives and plans of Legends Financial will be achieved. In addition, Legends Financial does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-KSB, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Legends Financial is a corporation formed on February 27, 2002 under the laws of the State of Tennessee for the purpose of acquiring Legends Bank, a Tennessee banking corporation (“Legends Bank”), by means of a share exchange and becoming a registered bank holding company under the Federal Reserve Act. On April 16, 2002, the shareholders of Legends Bank approved a Plan of Share Exchange (the “Plan of Share Exchange”) between Legends Financial and Legends Bank whereby the common shares of Legends Bank were exchanged, on a one for one basis, for common shares of Legends Financial. The exchange became effective on July 1, 2002.

     Legends Bank is a banking corporation incorporated under the laws of Tennessee in 1998. Legends Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”), up to the maximum applicable limits thereof. Legends Bank has its main office at 310 North First Street, Clarksville, Tennessee, and branch locations at 2250-O Wilma Rudolph Boulevard and 1950 Madison Street, also in Clarksville.

     Legends Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses, and professionals within Legends Bank’s primary trade area. Legends Bank offers a full range of depository products, including checking accounts; savings accounts; money market deposit accounts; various types of time deposits; individual retirement accounts; mobile branch services;

lockbox services and safe deposit services. Legends Bank also offers its customers loans for consumer, commercial, and real estate purposes, and credit services. Legends Bank’s principal source of income is from interest earned on personal, commercial and real estate loans of various types. Legends Bank has correspondent banking relationships with a variety of banks, including certain regional banks.

     Legends Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Legends Financial is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

     During 2002, Legends Bank formed a wholly owned subsidiary, Legends Financial Services, Inc. The subsidiary is affiliated with Community Bank Marketing and Royal Alliance and offers customers a wide array of financial products. Through its subsidiary, Legends Bank is able to offer annuities, stock, bonds, mutual funds as well as other investment products. These investment products are not federally insured and there is possibility of principal loss.

Market Area

     Legends Bank’s primary service area encompasses Clarksville, Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky. Clarksville is situated on the Tennessee-Kentucky border approximately 40 miles northwest of Nashville, Tennessee. Clarksville’s population is over 100,000, with the county totaling 135,000 people. Clarksville is home to Austin Peay State University, which is part of the Tennessee Regents higher education system with an enrollment of 7,000. A factor effecting Clarksville’s growth is the proximity to Fort Campbell, Kentucky, home of the 101st Airborne Division as well as other special forces outfits. There are over 23,000 soldiers and 40,000 family members that reside at Fort Campbell. Based on comparable data available on a statewide and national level, the local economy appears to be in better relative health than both Tennessee and the United States. The local retail, real estate and construction sectors are all showing positive growth. The data indicates the local economy is experiencing overall modest but stable growth. Today, Clarksville is Tennessee’s fifth largest and third fastest growth city.

Employees

     As of December 31, 2002, Legends Bank had 38 full-time employees, of which 16 were Bank officers, and five people employed on a part-time basis. Legends Bank’s employees are not represented by any union or other collective bargaining agreement and Legends Bank believes its employee relations are satisfactory.

Investment Policy

     The objective of Legends Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for Legends Bank, yet still maintain sufficient liquidity to meet fluctuations in Legends Bank’s loan demand and deposit structure. In doing so, Legends Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of Legends Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. Thomas Bates, Jr. and Jan Roberts are authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. All the investment transactions occurring since the previous board of directors’ meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide Legends Bank’s needed liquidity and longer term securities purchased to generate level income for Legends Bank over periods of interest rate fluctuations.

Loan Portfolio

     Legends Bank had a total of $79.5 million in loans at December 31, 2002. As the loan portfolio is concentrated in Montgomery County, there is a risk that the ability of borrowers to repay the loans could be affected by changes in local economic conditions. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of real estate loans, term loans, or lines of credit. Maturity of term loans is normally limited to three to five years. Conventional real estate loans may be made up to 89% of the appraised value or purchase cost of the real estate, with maturities generally 5 years or less and amortization not to exceed 30 years. Installment loans are based on the earning capacity and vocational stability of the borrower.

Loan Policy

     All lending activities of Legends Bank are under the direct supervision and control of Legends Bank’s credit approval committee and the credit review committee. The credit approval and review committees enforce loan authorizations for each officer, decide on loans exceeding such limits, service all requests for officer credits to the extent allowable under current laws and regulations, administer all problem credits, and determine the allocation of funds for each lending division.

     The Executive Loan Committee approves loans over $400,000 while the Board of Directors approves loans of $1,000,000 or more and reviews all new loans made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

     Real Estate Loans. Commercial real estate loans are secured primarily by office, industrial and retail properties located in Clarksville. Included in this category are loans secured by farmland. These types of loans amounted to $28.5 million or 36% of the total loan portfolio as of December 31, 2002. Commercial real estate loans typically may be amortized up to 20 years, but frequently have maturities at five years or less. Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Commercial real estate loans are generally larger and involve a greater degree of risk than mortgage loans.

     Construction/Land development loans total $14.7 million or 18% of the total portfolio on December 31, 2002. These loans are primarily used to fund residential construction. Loans typically are set up for one to two years with adjustable rates and are repaid with the sale of collateral. Construction loans for residential construction are originated with a loan-to-value ratio originally not exceeding 80%, and construction loans for non-residential construction and land development are originated with a loan-to-value ratio generally not exceeding 75%. The Clarksville area continues to prosper in the residential home market.

     Residential real estate loans representing loans secured by 1-4 family mortgages. These loans, as of December 31, 2002, including junior loans and home equity lines, total $14.5 million or 18% of the total loan portfolio. Single family residence loans are originated for terms up to 30-year amortization. Advances are typically limited to the lessor of 80% of appraised value or purchased price. While amortization schedules may be for 30 years, interest rates on real estate loans are generally not set for a period longer than three to five years. Residential real estate loans are originated with a loan-to-value ratio generally not exceeding 89.9%.

     Commercial Business Loans. Commercial business loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2002, commercial loans amounted to $15.9 million or 20% of the total loan portfolio. Half of the outstanding commercial loans are term loans, and half are commercial lines of credit.

     Consumer Loans. Consumer loans are made to provide a wide range of financial services to customers and to create stronger ties to customers. Consumer loans are typically five years or shorter and tend to carry higher yields, helping maintain a profitable spread between average loan yields and our cost of funds. Underwriting standards for consumer loans include assessment of the applicant’s repayment ability. Consumer loan repayment are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. As of December 31, 2002, consumer loans amounted to $4.1 million or 5% of the total loan portfolio.

     Management of Legends Bank periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans. The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. Legends Bank’s policy is to classify as non-accrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. Management defines “in the process of collection” as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles (“GAAP”) but is not in accordance with definition as contained in Banking Bulletin 91-19. No concessions are granted and late fees are collected. In addition, a loan will be classified as non-accrual if, in the opinion of the management, based upon a review of the borrower’s or guarantor’s financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

     When a loan is classified as non-accrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a non-accrual loan is brought current, if in management’s opinion future payments are questionable, the loan would remain classified as non-accrual. After a non-accrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

     The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is Legends Bank’s policy to charge off any consumer installment loan, which is past due 120 days or more.

     In addition, mortgage loans secured by real estate are placed on non-accrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains an obligation of the borrower.

     Legends Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. Legends Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loans, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

     The accrual of interest income is discontinued when it is determined that the collection of interest is less probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Legends Bank had $268,000 loans on non-accrual status at December 31, 2002.

     At December 31, 2002, there were loans totaling $2,013,000, which were included in Legends Bank’s internal classified loans list. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will be materially impacted by economic or other conditions.

     At December 31, 2002, there were no loan concentrations that exceeded ten percent of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

Credit Risk Management and Reserve for Loan Losses

     Credit risks and exposure to loss are inherent parts of Legends Banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Legends Bank. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are endorsed and maintained.

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

     Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan loss.

     The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off. In addition, such factors as Legends Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require Legends Bank to recognize additions to the allowances based on their judgments about information available at the time of their examination. In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged off.

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time that are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management’s opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $879,000 at year-end 2002 or 1.13% of loans outstanding, net of unearned income.

Competition

     Legends Bank encounters strong competition in making loans, acquiring deposits and offering other services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Legends Bank competes with other commercial banks, savings and loan associations, credit unions and finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that Legends Bank does not currently provide. In addition, many of Legends Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking has further increased the competitiveness of Legends Banking industry.

     In addition, beginning June 1, 1997, Riegle-Neal authorized interstate mergers and consolidations of existing banks, provided that neither bank’s home state had opted out of interstate branching by May 31, 1997. Tennessee did not opt out of interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, Legends Bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

     The continued deregulation of the financial services industry may have a detrimental effect on Legends Bank’s long-term growth and profitability.

Supervision and Regulation

     Legends Bank is regulated primarily by the TDFI and FDIC. Legends Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investment securities that may be purchased. Various consumer laws and regulations also affect the operations of Legends Bank. In addition to the impact of regulation, commercial banks are also affected significantly by the actions of the Federal Open Market Committee (“FOMC”) of the Federal Reserve as a differentiating factor. The FOMC’s actions on interest rates significantly impacts the net interest margin and interest rate risk management activities of Legends Bank.

     Legends Financial is regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

-	acquiring more than 5% of the voting shares of any bank, or

-	acquiring all or substantially all of the assets of a bank, and

-	before merging or consolidating with another bank holding company.

     The Federal Reserve Board has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Legends Financial may be required to provide financial support for a subsidiary bank, such as Legends Bank, at a time when, in the absence of such Federal Reserve Board policy, Legends Financial may not deem it advisable to provide such assistance.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     As a bank holding company, Legends Financial is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to Bank Holding Company Act. The Federal Reserve Board may also make examinations of Legends Financial and each of its subsidiaries.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, before the Tennessee legislature and the other various bank regulatory agencies. The likelihood of these changes occurring and the effect they may have on Legends Bank’s and Legends Financial’s operations are difficult to predict.

Financial Modernization Legislation

     The Gramm-Leach-Bliley Act (“GLBA”) authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The GLBA imposes new requirements on financial institutions with respect to customer privacy. The GLBA generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

     The GLBA contains significant revisions to the FHLB System. In addition to other provisions, the GLBA expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The GLBA contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. Legends Bank does not anticipate a material impact on its operation from this legislation at this time.

State Regulation of Legends Bank

     Legends Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Legends Bank’s operations are unsatisfactory or that Legends Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Legends Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2002, Legends Bank is not the subject of any such action by the FDIC or the TDFI.

     The deposits of Legends Bank are insured by the FDIC in the manner and extent provided by law. For this protection, Legends Bank pays a semi-annual statutory assessment. Although Legends Bank is not currently a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.

     Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of Legends Bank. State and federal statutes and regulations relate to many aspects of Legends Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, Legends Bank is required to maintain certain levels of capital.

Capital Adequacy

     Under the Federal Reserve Board’s risk-based capital guidelines applicable to Legends Bank, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well-capitalized” bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments (“Tier 1 capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, after subtracting certain intangibles, and certain amount of loan loss reserve (“Tier 2 capital”). Banks are subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 4%. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain leverage ratio of 4% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, prohibition on brokered deposits and certain other restrictions.

     On December 31, 2002, Legends Bank had a Tier 1 capital ratio of 15.6%, a total risk-based capital ratio of 16.6% and a leverage ratio of 12.1%.

Payment of Dividends

     The payment of dividends by Legends Financial depends to a great extent on the ability of Legends Bank to pay dividends to Legends Financial. Legends Bank is subject to the Tennessee Banking Act, which provides that Legends Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. Legends Bank is also subject to the minimum capital requirements of the FDIC which impact Legends Bank’s ability to pay dividends. If Legends Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

     If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current earnings.

     The payment of dividends by Legends Financial may also be affected or limited by other factors, such as the requirement of Legends Bank to maintain adequate capital above regulatory guidelines. On September 17, 2002, Legends Financial’s board of directors declared a stock-split effected in the form of a dividend of one share of Legends Financial’s common stock for every five of its shares issued and outstanding.

Loans in Bankruptcy

     In June and September 2001, Legends Bank made two loans totaling approximately a $575,000 to a customer. The loans were secured by medical equipment owned by the borrower. In addition, the loans were guaranteed by a group of physicians. The borrower dissolved and the guarantors subsequently filed for bankruptcy protection. In Management’s opinion, the loans were made based on fraudulent representations and are therefore improperly included by the guarantors in the petition for bankruptcy. Management also believes the guarantors have the ability to repay the debt if it is excluded from the Bankruptcy. Management is pursuing exclusion of these loans from the Bankruptcy. At December 31, 2001, Legends Bank made a specific allocation of $200,000 to the allowance for loan losses related to these loans. In addition, approximately $45,000 has been recovered related to the sale of the medical equipment securing these loans. An additional $330,000 was added to the allowance for loan losses during the first nine months of 2002 related to these loans. These loans were charged off in 2002. Total charge-offs for the year ended December 31, 2002 were $628,000.

     Management believes that the circumstances related to these loans is an isolated occurrence and does not believe that this represents a trend or pattern of poor lending performance or monitoring that would adversely affect the consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

     Legends Bank’s main banking office was completed and opened for full operations in January 2000. This facility also serves as the principal office of Legends Financial and of Legends Bank. The

14,000 square foot facility is located at 310 North First Street in the central business district of Clarksville. Legends Bank owns the property on which Legends Financial’s principal office is located.

     Legends Bank currently operates three full service banking locations at 310 North First Street, 1950 Madison Street and 2250-O Wilma Rudolph Blvd. Legends Bank leases the property for the offices located on Madison Street and Wilma Rudolph Blvd. Legends Bank owns its mobile branch.

ITEM 3. LEGAL PROCEEDINGS

     From time to time Legends Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which Legends Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of Legends Financial’s fiscal year ending December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of Legends Financial is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2002 was 1,094. Holders of Legends Financial’s common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies. In September of 2002, the Board of Directors declared a stock split effective in the form of a dividend of one for every five shares. The following table shows the quarterly range of high and low sale prices for Legends Financial’s stock during the fiscal years 2002, 2001, and 2000. All sale prices have been retroactively adjusted to reflect the effects of the stock split. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2000:	First Quarter	No Trades(1)	No Trades(1)
	Second Quarter	$14.58	$14.58
	Third Quarter	$15.00	$14.58
	Fourth Quarter	$16.67	$15.00
2001:	First Quarter	$18.75	$16.67
	Second Quarter	$18.75	$18.75
	Third Quarter	$18.75	$16.67
	Fourth Quarter	$18.75	$16.67
2002:	First Quarter	$18.75	$15.00
	Second Quarter	$18.75	$15.83
	Third Quarter	$17.50	$15.83
	Fourth Quarter	$18.33	$17.00

(1)	Management is unaware of any trades in the shares of its common stock for the period indicated.

     The payment of cash dividends is subject to the discretion of Legends Financial’s board of directors. Legends Financial’s ability to pay dividends is dependent on cash dividends paid to it by Legends Bank. The ability of Legends Bank to pay dividends to Legends Financial is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS - Payment of Dividends”. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

     On September 17, 2002, Legends Financial’s board of directors declared a dividend of one share of Legends Financial’s common stock for each five shares of its common stock issued and outstanding. The dividend stock was distributed to Legends Financial’s stockholders on or about October 31, 2002.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
OF OPERATIONS VALERIE

General

     On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial. Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial. Management believes that the holding company structure will permit greater flexibility in the expansion of Legends Financial’s present business and will allow Legends Financial to be more responsive to its customers broadening and changing financial needs.

     Legends Bank is a state chartered bank which began operations on November 12, 1998. Legends Financial offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, individual retirement accounts and loans for consumer, commercial and real estate purposes and investment products through its wholly-owned subsidiary, Legends Financial Services, Inc. The area served by Legends Financial is Montgomery County, Tennessee and surrounding counties of Middle Tennessee. Services are provided at the main office and two branches in Clarksville, Tennessee. Legends Financial serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. Legends Financial’s management believes that its market area offers an environment for continued growth and Legends Financial’s target market is local consumers, professionals and small businesses. In that regard Legends Financial will open another branch in 2003 in Clarksville, Montgomery County, Tennessee and an additional branch in Dover, Stewart County, Tennessee.

     The following discussion and analysis is designed to assist readers in their analysis of Legends Financial’s financial statements and should be read in conjunction with such financial statements.

Financial Condition

     Balance Sheet Summary: Legends Financial’s total assets were $114,534,000 and $90,026,000 at December 31, 2002 and 2001, respectively, an increase of 27.2%. Loans, net of allowance for possible loan losses, totaled $76,901,000 and $62,056,000 at December 31, 2002 and 2001, respectively, an increase of 23.9% and investment securities totaled $24,593,000 and $19,740,000, respectively, an increase of 24.6%. The increase in loans and securities was primarily funded by an increase in deposits. The increase in securities also resulted from an increase in unrealized gains of $210,000. Federal funds sold increased to $1,225,000 as of December 31, 2002.

     Total liabilities were $100,687,000 and $76,956,000 at December 31, 2002 and 2001, respectively, an increase of 30.8%. Stockholders’ equity was $13,847,000 and $13,070,000, respectively, an increase of 5.9%. The increase was primarily funded by an increase in deposits of $21,533,000 or 29.3% from December 31, 2001 to December 31, 2002 and an increase in securities sold under repurchase agreements of $3,682,000 for the same period. These increases were slightly offset by $1,000,000 in repayment of advances from the Federal Home Loan Bank. A more detailed discussion of assets, liabilities and capital follows.

Loans

Loan categories are as follows:

	December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage
(In Thousands)
Commercial, financial and agricultural	$15,947	20.5%	$17,641	28.1%
Installment	4,090	5.3	4,222	6.7
Real estate – mortgage	43,022	55.3	28,202	44.9
Real estate – construction	14,721	18.9	12,746	20.3

Total	$77,780	100.0%	$62,811	100.0%

     Loans are a large component of Legends Financial’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction. The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2002 and 2001.

     As represented in the table, primary loan growth was in real estate mortgage loans, construction loans and commercial loans. Management is increasing loans in an orderly fashion to maintain quality.

     Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 2002 and 2001, Legends Financial had no highly leveraged transactions, and there were no foreign loans outstanding.

     Legends Financial follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

     A loan is impaired when it is probable that Legends Financial will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, Legends Financial shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     Legends Financial’s first mortgage single family residential and installment loans which total approximately $14,598,000 and $9,947,000 and $4,090,000 and $4,222,000, respectively at December 31, 2002 and 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of Legends Financial are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     Legends Financial considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At December 31, 2002 and 2001 Legends Bank had $268,000 and $18,000, respectively, of loans on nonaccrual status.

     Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that Legends Financial will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet Legends Financial’s criteria for nonaccrual status.

     Generally Legends Financial also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At December 31, 2002 and 2001, Legends Financial had no loans that have had the terms modified in a troubled debt restructuring.

     Legends Financial’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of December 31, 2002 Legends Financial had impaired loans totaling $2,013,000. A specific reserve of $244,000 has been established by management related to these loans. The total amount of interest recognized during 2002 on impaired loans was $143,000 As of December 31, 2001 Legends Financial had impaired loans totaling $2,055,000. A specific reserve of $146,000 has been established by management related to these loans. The total amount of interest recognized on impaired loans was $120,000 in 2001.

     The allowance for possible loan losses is discussed under “Provision for Possible Loan Losses”. Legends Financial maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio. Management has in place a system of quality controls to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 2002 to be adequate.

     Essentially all of Legends Financial’s loans originate from Montgomery and adjacent Tennessee counties. Legends Financial seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.

     Legends Financial’s management believes there is a significant opportunity to continue to increase the loan portfolio in Legends Financial’s primary market area. Legends Financial has targeted commercial business lending, commercial and residential real estate lending and consumer lending. Legends Financial seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is Legends Financial’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment. Management has set a goal for loans to approximate 80% of deposits.

Securities

     Securities increased 24.6% from $19,740,000 at December 31, 2001 to $24,593,000 at December 31, 2002 and was a primary component of Legends Financial’s earning assets. At December 31, 2002, the market value of Legends Financial’s securities portfolio was greater than its amortized cost by $255,000 or 1.0%. At December 31, 2001, the market value of Legends Financial’s securities was greater than its amortized cost by $45,000 or 0.2%. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2002 was 4.42% as compared to an average yield of 6.03 at December 31, 2001.

     Legends Financial has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     Legends Financial’s classification of securities as of December 31, 2002 and 2001 is as follows:

	Available-For-Sale

	2002		2001

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

(In Thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$3,757	$3,736	$4,363	$4,345
Obligations of states and political subdivisions	974	967	—	—
Mortgage-backed securities	19,212	19,495	14,969	15,032
Federal Home Loan Bank stock	233	233	201	201
The Banker’s Bank stock	162	162	162	162

	$24,338	$24,593	$19,695	$19,740

     No securities have been classified as trading or held-to-maturity securities.

Deposits

     Total deposits, which in the future are expected to be the principal source of funds for Legends Financial, totaled $94,971,000 and $73,438,000 at December 31, 2002 and 2001, respectively, representing an increase of $21,533,000 or 29.3%. Legends Financial has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

     Management believes the Montgomery County area is a growing economic market offering growth opportunities for Legends Financial; however, Legends Financial competes with several of the larger bank holding companies that have branch offices in this area; and therefore, no assurances of market growth can be given. Even though Legends Financial is in a very competitive market, management currently believes that its market share will be expanded. Management firmly believes that its position as a locally owned financial institution that offers personalized service will contribute significantly to quality loan and deposit growth and profitability. Management will open an additional branch in Clarksville, Tennessee and a branch in Dover, Stewart County, Tennessee in 2003.

Liquidity and Asset Management

     Legends Financial’s management seeks to maximize net interest income by managing Legends Financial’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. A company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. Legends Financial’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments, investment security maturities and Federal Home Loan Bank advances provide a secondary source. Legends Financial’s loan to deposit ratio was approximately 81.9% and 85.5% at December 31, 2002 and December 31, 2001, respectively.

     Legends Financial’s investment portfolio, as represented above, consists of earning assets that provide interest income.

     Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. Legends Financial’s rate sensitivity position has an important impact on earnings. Senior management of Legends Financial meets monthly to analyze the rate sensitivity position of Legends Financial. These meetings focus on the spread between the subsidiary bank’s cost of funds and interest yields generated primarily through loans and investments.

     Legends Financial presently maintains a liability sensitive position over the 2003 year or a negative gap. Liability sensitivity means that more of Legends Financial’ liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

Interest-rate sensitivity					One Year
gaps:	0-30	31-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Days	Longer	Total

Interest-earning assets	$43,659	1,293	749	3,546	56,038	105,285
Interest-bearing liabilities	53,344	4,537	9,323	7,891	8,534	83,629

Interest rate sensitivity	$(9,685)	(3,244)	(8,574)	(4,345)	47,504	21,656

Cumulative gap	$(9,685)	(12,929)	(21,503)	(25,848)	21,656

Interest rate sensitivity gap as a % of total assets	(8.46)%	(2.83)%	(7.49)%	(3.79)%	41.48%

Cumulative gap as a % of total assets	(8.46)%	(11.29)%	(18.78)%	(22.57)%	18.91%

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

     Legends Financial completed and opened its main office in January of 2000. In addition to its existing branch, a second branch was opened in January, 2001. Management also plans to open two branches in 2003 at an approximate total cost of $1,500,000. Capital investments can be detrimental to a bank’s earnings thus management evaluates the potential growth and profitability at making such expenditures before proceeding. Other than the branch openings, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in Legends Financial’s liquidity changing in any material way. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future.

Capital Position and Dividends

     At December 31, 2002 and 2001, total stockholders’ equity was $13,847,000 and $13,070,000 or 12.1% and 14.5% of total assets. The increase in stockholders’ equity results from net earnings of $594,000, a net increase in unrealized gains on available-for-sale securities of $113,000 and proceeds from sales of common stock totaling $70,000 issued in connection with Legends Financial’s stock option plan.

     Legends Financial’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Legends Financial. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Legends Financial has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require Legends Financial to have a total risk-based capital ratio of 8.0% and a Tier I risk- based capital ratio of 4.0%. At December 31, 2002 and 2001, Legends Financial’s total risk-based capital ratio was 16.6% and 19.1%, respectively, and its Tier I risk-based capital ratio was 15.6% and 18.0%, respectively. At December 31, 2002 and 2001, Legends Financial had a leverage ratio of 12.1% and 15.2% and, respectively.

     The ratios are high when compared to industry averages and result from the fact that Legends Financial raised additional capital of approximately $4,400,000 to fund expansion. Legends Financial’s plan to open two additional branches in 2003 is expected to help leverage the capital. It is management’s objective to leverage Legends Financial to approximately a 10% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base and expansion into new markets.

Results of Operations

     Net earnings for the year ended December 31, 2002 were $594,000 and increase of $95,000 or 19.0% from net earnings of $499,000 for the year ended December 31, 2001. Legends Financial had net earnings of $88,000 in 2000. The earnings in 2002 and 2001 are a result of net interest income increasing as a result of Legends Financial’s growth which offset the overhead costs required to operate a newly established financial institution and a large charge off loan discussed hereafter. Basic and diluted earnings per common shares were $0.43 in 2002, $0.36 in 2001 and $0.06 in 2000.

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of Legends Financial’s earnings. Total interest income was $6,083,000, $5,843,000 and $4,693,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and total interest expense was $2,035,000, $2,784,000, and $2,443,000, respectively. Net interest income for the same periods netted $4,048,000, $3,059,000, and $2,250,000, respectively. Interest rates fell during 2002 but are expected to remain relatively stable in 2003. The continued growth in interest income and expense are a direct result of growth in earning assets and deposits consistent with the growth of a new bank and the opening of additional branches. The increases in interest income and interest expense related to increases in volume in 2002 were offset significantly by falling interest rates. Management believes that a satisfactory level of loans and deposits can be recorded in 2003 to maintain a stable net interest margin.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the years ended December 31, 2002, 2001 and 2000 were $703,000, $307,000 and $246,000, respectively. The allowance for possible loan losses were $879,000 and $755,000 at December 31, 2002 and 2001, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at December 31, 2002 and 2001 to be adequate. The allowance for loan losses was 1.1% and 1.2% of loans at December 31, 2002 and 2001, respectively.

     In June and September 2001, Legends Bank made two loans totaling approximately $575,000 to a customer. The loans were secured by medical equipment owned by the borrower. In addition, the loans were guaranteed by a group of physicians. The borrower dissolved and the guarantors subsequently filed for bankruptcy protection. In Management’s opinion, the loans were made based on fraudulent representations and are therefore improperly included by the guarantors in the petition for bankruptcy. Management also believes the guarantors have the ability to repay the debt if it is excluded from the Bankruptcy. Management is pursuing exclusion of these loans from the Bankruptcy. At December 31, 2001, Legends Bank made a specific allocation of $200,000 to the allowance for loan losses related to these loans. In addition, approximately $45,000 has been recovered related to the sale of the medical equipment securing these loans. An additional $330,000 was added to the allowance for loan losses during 2002 related to these loans. The loans were charged off in 2002. Total charge-offs for the year ended December 31, 2002 totaled $628,000.

     Management believes that the circumstances related to these loans is an isolated occurrence and does not believe that this represents a trend or pattern of poor lending performance or monitoring that would adversely affect the consolidated financial statements.

Non-Interest Income

     Legends Financial’s non-interest income consists of other fees and commissions. Total non-interest income for the year ended 2002 was $757,000 and $593,000 and for the year ended December 31, 2001, an increase of $164,000 or 27.7%. Included in the years ended December 31, 2002 and 2001 non-interest income are security gains of $140,000 and $115,000, respectively. Total non-interest income for 2000 was $238,000 and included security gains of $6,000. Management projects that other fees and commissions and service charges on deposit accounts will increase in 2003 due to growth of Legends Financial.

Non-Interest Expense

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, and other operating expenses. Total non-interest expense for the year ended December 31, 2002 was $3,557,000 and was $2,846,000 for the year ended December 31, 2001, an increase of $711,000 or 25.0%. Total non-interest expense for 2000 was $2,154,000. The increases in non-interest expense from 2000 to 2001 primarily resulted from increased occupancy expenses resulting from the opening of a new branch early in 2001, expenses related to implementation of a lock box service and increases in employment costs resulting from company growth. The increases in 2002 were primarily the result of increases in salaries and benefits due to the addition of personnel to facilitate bank growth, increase in other expenses including legal fees related to the pursuit of loans in bankruptcy and an increase in other fees associated with opening new branches such as armored car expenses.

Monetary Policy

     Legends Financial is affected by commercial bank credit policies of regulatory authorities, including the Board. An important function of the Board is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures. Among the instruments of monetary policy used by the Board to implement these objectives are: open market operations in U.S. government securities, changes in discount rates on member borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Board have had a significant effect on the operating results of commercial banks, including nonmembers as well as members, in the past and are expected to continue to do so in the future.

Impact of Inflation

     The primary impact which inflation has on the results of Legends Financial’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, management believes that the effect on earnings will not be significant.

Impact of New Accounting Standards

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 138 provides several technical amendments to SFAS No. 133. Since Legends Financial does not hold any derivative instruments or engagement in hedging activities, SFAS No. 138 has not had a significant impact on Legends Financial’s financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. These statements are not expected to have any impact on Legends Financial’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since Legends Financial does not have any legal obligations as described above, this statement is not expected to have any impact on Legends Financial’s financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS 144. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on Legends Financial’s financial position or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope. Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, Goodwill and Other Intangible Assets. Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill. Legends Financial will adopt SFAS 147 immediately, but it is not expected to have any current impact on Legends Financial’s financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In June of 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137). SFAS 137 delays the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the present limited use of derivative instruments, the adoption of SFAS 133 did not have a significant impact on Legends Financial’s results of operations or its financial position.

Market Risk

     Legends Financial’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Legends Bank’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of Legends Financial’s operations, Legends Financial is not subject to foreign currency exchange or commodity price risk.

     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. Legends Financial’s rate sensitivity position has an important impact on earnings. Senior management of Legends Financial meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

I.	Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rate and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is Legends Financial’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In the following Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the “change due to rate” category.

Non-accrual loans have been included in the loan category. Loan fees of $188,000, $241,000 and $152,000 for 2002, 2001 and 2000, respectively, are included in loan income and represent an adjustment of the yield on these loans.

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$70,171	7.05%	4,925	51,983	8.59%	4,461	1,562	(1,098)	464
Investment securities - taxable	22,358	4.85	1,084	20,659	6.41	1,324	109	(349)	(240)
Investment securities - tax-exempt	632	2.69	17	—	—	—	17	—	17
Taxable equivalent adjustment	—	1.39	9	—	—	—	—	—	9

Total tax-exempt investment securities	632	4.08	26	—	—	—	26	—	26

Loans held for sale	400	5.25%	21	91	6.59	6	20	(5)	15
Federal funds sold	2,290	1.57	36	1,134	4.59	52	53	(69)	(16)

Total earning assets	95,851	6.36%	6,092	73,867	7.92%	5,843	1,717	(1,468)	249

Cash and due from banks	3,859			2,838
Allowance for possible loan losses	(797)			(657)
Bank premises and equipment	3,506			3,409
Other assets	989			721

Total assets	$103,408			80,178

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$19,033	1.43%	273	9,918	3.11%	308	283	(318)	(35)
Money market demand accounts	15,938	1.81	288	12,016	3.35	403	131	(246)	(115)
Individual retirement accounts	1,387	4.18	58	1,192	5.87	70	11	(23)	(12)
Other savings deposits	1,340	1.49	20	785	2.04	16	11	(7)	4
Certificates of deposit, $100,000 and over	21,823	3.40	742	18,712	5.67	1,061	176	(495)	(319)
Certificates of deposit under $100,000	14,215	3.93	559	13,649	5.80	792	33	(266)	(233)

Total interest-bearing deposits	73,736	2.63	1,940	56,272	4.71	2,650	822	(1,532)	(710)
Demand	11,455	—	—	7,727	—	—	—	—	—

Total deposits	85,191	2.28	1,940	63,999	4.14	2,650	878	(1,588)	(710)
Federal funds purchased	465	2.58	12	357	3.36	12	4	(4)	—
Securities sold under repurchase agreements	684	1.17	8	—	—	—	8	—	8
Advances from Federal Home Loan Bank	3,138	2.39	75	2,451	4.98	122	34	(81)	(47)

Total deposits and borrowed funds	89,478	2.27	2,035	66,807	4.17	2,784	918	(1,667)	(749)

Other liabilities	605		—	651		—
Stockholders’ equity	13,325		—	12,720		—

Total liabilities and stockholders’ equity	$103,408		2,035	80,178		2,784

Net interest income			4,057			3,059

Net yield on earning assets		4.23%			4.15%

Net interest spread		4.09%			3.75%

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$51,983	8.59%	4,467	35,120	9.68%	3,400	1,632	(565)	1,067
Investment securities - taxable	20,659	6.41	1,324	16,890	6.99	1,180	263	(119)	144
Federal funds sold	1,134	4.59	52	1,803	6.27	113	(42)	(19)	(61)

Total earning assets	73,776	7.92%	5,843	53,813	8.72	4,693	1,741	(591)	1,150

Cash and due from banks	2,929			2,089
Allowance for possible loan losses	(657)			(431)
Bank premises and equipment	3,409			3,200
Other assets	721			467

Total assets	$80,178			59,138

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$9,918	3.11%	308	3,606	5.35%	193	338	(223)	115
Money market demand accounts	12,016	3.35	403	9,689	5.43	526	126	(249)	(123)
Individual retirement accounts	1,192	5.87	70	898	6.12	55	18	(3)	15
Other savings deposits	785	2.04	16	449	2.67	12	9	(5)	4
Certificates of deposit, $100,000 and over	18,712	5.67	1,061	14,961	6.33	947	237	(123)	114
Certificates of deposit under $100,000	13,649	5.80	792	10,728	6.18	663	181	(52)	129

Total interest-bearing deposits	56,272	4.71	2,650	40,331	5.94	2,396	947	(693)	254
Demand	7,727	—	—	5,204	—	—	—	—	—

Total deposits	63,999	4.14	2,650	45,535	5.26	2,396	971	(717)	254
Federal funds purchased	357	3.36	12	85	7.06	6	19	(13)	6
Advances from Federal Home Loan Bank	2,451	4.98	122	980	4.18	41	61	20	81

Total deposits and borrowed funds	66,807	4.17	2,784	46,600	5.24	2,443	1,059	(718)	341

Other liabilities	651		—	456		—
Stockholders’ equity	12,720		—	12,082		—

Total liabilities and stockholders’ equity	$80,178		2,784	59,138		2,443

Net interest income			3,059			2,250

Net yield on earning assets		4.15%			4.18%

Net interest spread		3.75%			3.48%

II.	Investment Portfolio:

A.	Securities at December 31, 2002 consist of the following:

	Securities Available-For-Sale

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$3,757	7	28	3,736
Obligations of states and political subdivision	974	—	7	967
Mortgage-backed securities	19,212	283	—	19,495
Federal Home Loan Bank stock	233	—	—	233
The Bankers Bank stock	162	—	—	162

	$24,338	290	35	24,593

Securities at December 31, 2001 consist of the following:

	Securities Available-For-Sale

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,363	12	30	4,345
Mortgage-backed securities	14,969	63	—	15,032
Federal Home Loan Bank stock	201	—	—	201
The Bankers Bank stock	162	—	—	162

	$19,695	75	30	19,740

B.	The following schedule details the estimated maturities and weighted average yields of investment securities of Legends Financial at December 31, 2002.

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields

	(In Thousands)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	250	260	5.001
Five to ten years	257	261	4.000
More than ten years	3,250	3,215	4.627

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	3,757	3,736	4.609

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	974	967	6.639

Total obligations of states and political subdivisions	974	967	6.639

Other:
Mortgage backed securities	19,212	19,495	4.275
The Bankers Bank stock	162	162	—
Federal Home Loan Bank stock	233	233	—

Total investment securities	$24,338	24,593	4.424%

*	Weighted average yield is stated on a tax-equivalent basis assuming a weighted average Federal income tax rate of 34%.

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of Legends Financial at December 31, 2002 and 2001.

	In Thousands

	2002	2001

Commercial, financial and agricultural	$15,947	17,641
Real estate - construction	14,721	12,746
Real estate - mortgage	43,022	28,202
Installment	4,090	4,222

Total loans	77,780	62,811
Less allowance for possible loan losses	(879)	(755)

Net loans	$76,901	62,056

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rate changes for commercial and real estate construction loans of Legends Financial at December 31, 2002.

	(In Thousands)

		1 Year to
	Less Than	Less Than	After 5
	1 Year	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural*	$8,653	6,483	811	15,947
Real estate – construction	14,573	148	—	14,721

	$23,226	6,631	811	30,668

Interest-Rate Sensitivity:
Fixed interest rates	$10,758	6,631	811	18,200
Floating or adjustable interest rates	12,468	—	—	12,468

Total commercial, financial and agricultural loans plus real estate - construction loans	$23,226	6,631	811	30,668

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

C.	Risk Elements

The following schedule details selected information as to non-performing loans of Legends Financial at December 31, 2002 and 2001.

	In Thousands
	except percentages

	2002	2001

Non accrual loans:
Commercial, financial and agricultural	$77	—
Real estate – construction	61	—
Real estate – mortgage	—	—
Installment	130	18
Lease financing receivable	—	—

Total non-accrual	$268	18

Loans 90 days past due:
Commercial, financial and agricultural	$178	60
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—

Total loans 90 days past due	$178	60

Renegotiated loans:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—

Total renegotiated loans past due	$—	—

Loans current - considered uncollectible	$—	—

Total non-performing loans	$446	78

Total loans, net of unearned interest	$77,780	62,811

Percent of total loans outstanding, net of unearned interest	0.57%	.12%

Other real estate	$—	174

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Legends Financial had $268,000 and $18,000 of loans on non-accrual status at December 31, 2002 and 2001, respectively.

At December 31, 2002 loans totaling $2,013,000 were included in Legends Financial’s internal classified loan list. Of these loans $1,447,000 are commercial and $566,000 are installment. The collateral value related to these loans approximated $2,114,000 ($1,373,000 related to commercial and $741,000 related to installment). At December 31, 2001 loans totaling $2,055,000 were included in Legends Financial’s internal classified loan list. Of these loans $1,939,000 are commercial and $116,000 are installment. The collateral value related to these loans approximated $2,430,000 ($2,320,000 related to commercial and $110,000 related to installment). Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2002 and 2001 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

The following schedule details selected information related to the allowance for possible loan loss account of Legends Financial at December 31, 2002 and 2001.

	In Thousands,
	Except Percentages

	2002	2001

Allowance for loan losses at beginning of year	$755	552

Less: net loan charge offs:
Charge-offs:
Commercial, financial and agricultural	555	72
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	73	37
Lease financing	—	—

	628	109

Recoveries:
Commercial, financial and agricultural	45	—
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	4	5
Lease financing	—	—

	49	5

Net loan charge offs	579	104

Provision for loan losses charged to expense	703	307

Allowance for loan losses at end of year	$879	755

Total loans at end of year	$77,780	62,811

Average total loans outstanding during year	$70,171	51,983

Net charge-offs as a percentage of average total loans outstanding during year	.83%	.20%

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.13%	1.20%

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2002		December 31, 2001

		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	In Thousands	Loans	In Thousands	Loans

Commercial, financial and agricultural	$220	20.5%	$319	28.1%
Real estate – construction	102	18.9	113	20.3
Real estate – mortgage	516	55.3	266	44.9
Installment	41	5.3	57	6.7

	$879	100.0%	$755	100.0%

The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

Legends Financial maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio.

V.	Deposits:

The average amounts and average interest rates for deposits for 2002 and 2001 are detailed in the following schedule:

	2002		2001

	Average		Average
	Balance	Average	Balance	Average
	In Thousands	Rate	In Thousands	Rate

Non-interest bearing deposits	$11,455	—%	$7,727	—%
Negotiable order of withdrawal accounts	19,033	1.43%	9,918	3.11%
Money market demand accounts	15,938	1.81%	12,016	3.35%
Individual retirement accounts	1,387	4.18%	1,192	5.87%
Other savings	1,340	1.49%	785	2.04%
Certificates of deposit $100,000 and over	21,823	3.40%	18,712	5.67%
Certificates of deposit under $100,000	14,215	3.93%	13,649	5.80%

	$85,191	2.28%	$63,999	4.14%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2002.

	In Thousands

	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$9,335	220	9,555
Three to six months	4,792	—	4,792
Six to twelve months	3,983	—	3,983
More than twelve months	4,946	128	5,074

	$23,056	348	23,404

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of Legends Bank at December 31, 2002 and 2001.

	2002	2001

Return on assets	0.57%	0.62%
(Net income divided by average total assets)
Return on equity	4.46%	3.92%
(Net income divided by average equity)
Dividend payout ratio	0.00%	0.00%
(Dividends declared per share divided by net earnings per share)
Equity to asset ratio	12.88%	15.86%
(Average equity divided by average total assets)
Leverage capital ratio	12.10%	15.15%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain on available-for-sale securities)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

The following schedule details Legends Financial’s risk-based capital at December 31, 2002 and 2001 excluding the net unrealized gain on available-for-sale securities which is shown as an increase in stockholders’ equity in the consolidated financial statements:

	In Thousands
	except percentages

	2002	2001

Tier I capital:
Stockholders’ equity, excluding the net unrealized gain/ loss on available-for-sale securities	$13,689	13,025
Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	879	755

Total capital	$14,568	13,780

Risk-weighted assets	$87,725	72,291

Risk-based capital ratios:
Tier I capital ratio	15.60%	18.02%

Total risk-based capital ratio	16.61%	19.06%

Legends Financial is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2002, Legends Financial was in compliance with these requirements.

The following schedule details Legends Financial’s interest rate sensitivity at December 31, 2002:

	Repricing Within

(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$77,780	34,506	967	749	2,579	38,979
Securities	24,593	6,241	326	—	967	17,059
Loans held for sale	1,687	1,687	—	—	—	—
Federal funds sold	1,225	1,225	—	—	—	—

Total earning assets	105,285	43,659	1,293	749	3,546	56,038

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	20,355	20,355	—	—	—	—
Money market demand accounts	18,596	18,596	—	—	—	—
Savings deposits	1,653	1,653	—	—	—	—
Certificates of deposit, and individual retirement accounts $100,000 and over	23,404	6,517	3,038	4,792	3,983	5,074
Certificates of deposit, under $100,000	13,397	2,541	1,398	3,924	2,627	2,907
Individual retirement accounts	1,042	—	101	107	281	553
Securities sold under repurchase agreements	3,682	3,682	—	—	—	—
Advances from FHLB	1,500	—	—	500	1,000	—

Total interest bearing liabilities	83,629	53,344	4,537	9,323	7,891	8,534

Interest-sensitivity gap	$21,656	(9,685)	(3,244)	(8,574)	(4,345)	47,504

Cumulative gap		(9,685)	(12,929)	(21,503)	(25,848)	21,656

Interest-sensitivity gap as % of total assets		(8.46)%	(2.83)	(7.49)	(3.79)	41.48

Cumulative gap as % of total assets		(8.46)%	(11.29)	(18.78)	(22.57)	18.91

Legends Financial presently maintains a liability sensitive position over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Legends Financial’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Legends Financial’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of Legends Financial’s operations, Legends Financial is not subject to foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. Legends Financial’s rate sensitivity position has an important impact on earnings. Senior management of Legends Bank meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Legends Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of Legends Financial’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C. Maggart & Associates, P.C

January 22, 2003

Consolidated Balance Sheets

December 31, 2002 and 2001

	In Thousands

	2002	2001

ASSETS
Loans, less allowance for possible loan losses of $879,000 and $755,000, respectively	$76,901	62,056
Securities available-for-sale, at market (amortized cost of $24,338,000 and $19,695,000, respectively)	24,593	19,740
Loans held for sale	1,687	239
Federal funds sold	1,225	—

Total earning assets	104,406	82,035

Cash and due from banks	5,287	3,826
Bank premises and equipment, net	4,079	3,418
Accrued interest receivable	511	445
Other real estate owned	—	174
Deferred tax asset, net	133	61
Other assets	118	67

Total assets	$114,534	90,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$94,971	73,438
Securities sold under repurchase agreement	3,682	—
Accrued interest payable	366	453
Accounts payable and other liabilities	114	563
Income taxes payable	54	2
Advances from Federal Home Loan Bank	1,500	2,500

Total liabilities	100,687	76,956

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,379,083 and 1,142,252 shares issued and outstanding, respectively	1,379	1,142
Additional paid-in capital	12,267	12,434
Retained earnings (deficit)	43	(551)
Net unrealized gains on available-for-sale securities, net of income taxes of $97,000 in 2002	158	45

Total stockholders’ equity	13,847	13,070

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$114,534	90,026

See accompanying notes to financial statements.

Consolidated Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

		In Thousands
	(except per share amounts)

	2002	2001	2000

Interest income:
Interest and fees on loans	$4,925	4,461	3,397
Interest and dividends on taxable securities	1,084	1,324	1,180
Interest and dividends on securities exempt from Federal income taxes	17	—	—
Interest on loans held for sale	21	6	3
Interest on Federal funds sold	36	52	113

Total interest income	6,083	5,843	4,693

Interest expense:
Interest on negotiable order of withdrawal accounts	273	308	193
Interest on money market and savings accounts	308	419	538
Interest on certificates of deposits over $100,000	758	1,088	965
Interest on certificates of deposits - other	601	835	700
Interest on Federal funds purchased	12	12	6
Interest on advances from Federal Home Loan Bank	75	122	41
Interest on securities sold under repurchase agreements and short-term debt	8	—	—

Total interest expense	2,035	2,784	2,443

Net interest income before provision for possible loan losses	4,048	3,059	2,250
Provision for possible loan losses	703	307	246

Net interest income after provision for possible loan losses	3,345	2,752	2,004
Non-interest income:
Other fees and commissions	617	478	232
Gain on sale of securities	140	115	6

Total non-interest income	757	593	238

Non-interest expense:
Employee salaries and benefits	1,732	1,407	1,050
Occupancy expenses	250	242	135
Furniture and equipment expense	373	337	308
Other operating expenses	1,202	860	661

Total non-interest expense	3,557	2,846	2,154

Earnings before income taxes	545	499	88
Income tax benefit	49	—	—

Net earnings	$594	499	88

Basic earnings per common share	$.43	.36	.06

Diluted earnings per common share	$.43	.36	.06

See accompanying notes to financial statements.

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	In Thousands

	2002	2001	2000

Net earnings	$594	499	88

Other comprehensive gains:
Unrealized gains on available-for-sale securities arising during year, net of taxes of $123,000 in 2002	199	204	163
Reclassification adjustment for gains included in net earnings, net of taxes of $54,000 in 2002	(86)	(115)	(6)

Other comprehensive earnings	113	89	157

Comprehensive earnings	$707	588	245

See accompanying notes to financial statements.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

	In Thousands

				Net Unrealized
				Gain (Loss)
		Additional	Retained	On Available-
	Common	Paid-In	Earnings	For-Sale
	Stock	Capital	(Deficit)	Securities	Total

Balance December 31, 1999	$1,128	12,286	(1,138)	(201)	12,075
Issuance of 16,272 shares of $1 par value common stock	13	140	—	—	153
Net change in unrealized gain (loss) on available-for-sale securities during the year	—	—	—	157	157
Net earnings for the year	—	—	88	—	88

Balance December 31, 2000	1,141	12,426	(1,050)	(44)	12,473
Issuance of 1,020 shares of $1 par value common stock	1	8	—	—	9
Net change in unrealized gain (loss) on available-for-sale securities during the year	—	—	—	89	89
Net earnings for the year	—	—	499	—	499

Balance December 31, 2001	1,142	12,434	(551)	45	13,070
Issuance of 8,400 shares of $1 par value common stock	8	62	—	—	70
Stock-split effected in the form of a stock dividend declared 1 share for every 5 outstanding	229	(229)	—	—	—
Net change in unrealized gain on available-for-sale securities during the year, net of taxes of $97,000	—	—	—	113	113
Net earnings for the year	—	—	594	—	594

Balance December 31, 2002	$1,379	12,267	43	158	13,847

     See accompanying notes to financial statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Cash flows from operating activities:
Interest received	$6,005	5,874	4,493
Fees received	473	414	134
Proceeds from sales of loans	9,375	6,778	2,178
Origination of loans held for sale	(10,676)	(6,750)	(2,291)
Interest paid	(1,989)	(2,821)	(2,190)
Cash paid to suppliers and employees	(3,277)	(2,574)	(2,003)
Income taxes paid	(69)	(59)	—

Net cash provided by (used in) operating activities	(158)	862	321

Cash flows from investing activities:
Purchase of available-for-sale securities	(23,427)	(11,304)	(17,622)
Proceeds from maturities, calls and principal payments of available-for-sale securities	7,874	6,536	1,502
Proceeds from sale of available-for-sale securities	10,927	6,388	6,499
Loans made to customers, net of repayments	(15,548)	(20,353)	(16,785)
Purchase of bank premises and equipment, net	(958)	(309)	(736)
Proceeds from sale of other real estate	174	(174)	—

Net cash used in investing activities	(20,958)	(19,216)	(27,142)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	4,094	3,035	16,795
Net increase in time deposits	17,439	12,906	6,774
Proceeds from sale of common stock	70	9	153
Repayment of short-term borrowings	(483)	483	—
Repayment of advances from Federal Home Loan Bank	(1,000)	1,000	1,500
Repurchase agreements	3,682	—	—

Net cash provided by financing activities	23,802	17,433	25,222

Net increase (decrease) in cash and cash equivalents	2,686	(921)	(1,599)
Cash and cash equivalents at beginning of year	3,826	4,747	6,346

Cash and cash equivalents at end of year	$6,512	3,826	4,747

     See accompanying notes to financial statements.

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$594	499	88
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	297	284	229
Amortization and accretion	124	90	(69)
Gain on sale of securities, net	(140)	(115)	(6)
Provision for possible loan losses	703	307	246
Increase in loans held for sale	(1,448)	(86)	(153)
Increase in accrued interest receivable	(66)	(9)	(206)
Increase in other assets	(51)	(15)	(17)
Increase (decrease) in interest payable	(87)	(37)	253
Increase (decrease) in other liabilities	14	3	(44)
Increase in income taxes payable	52	2	—
Increase in deferred taxes	(150)	(61)	—

Total adjustments	(752)	363	233

Net cash provided by (used in) operating activities	$(158)	862	321

Supplemental Schedule of Non-Cash Activities:
Increase in unrealized gain on available-for-sale securities, net of income taxes of $97,000 in 2002	$113	89	157

     See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (the “Legends Financial”), Legends Bank (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial Holdings, Inc. Effective July 1, 2002, Legends Financial Holdings, Inc. became a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

The accounting and reporting policies of Legends Financial Holdings, Inc., its wholly-owned subsidiary, Legends Bank and Legends Bank’s wholly-owned subsidiary, Legends Financial Services, Inc. are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within Legends Banking industry. The following is a brief summary of the more significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Legends Financial, its wholly-owned subsidiary, Legends Bank and Legends Bank’s wholly-owned subsidiary, Legends Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Operations

Legends Financial is registered as a one bank holding company under Bank Holding Company Act of 1956. Legends Bank operates under a state bank charter and provides full banking services. As a state bank, Legends Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by Legends Bank is Montgomery County, Tennessee and surrounding counties of Middle Tennessee. Services are provided at the main office and two branches in Clarksville, Tennessee. Legends Financial Services, Inc. was formed in 2002 to offer a wide array of financial products such as annuities, stocks, bonds, mutual funds and other investment products.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans

Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

Legends Financial follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan by Creditors for Impairment of a Loan — ” and SFAS No. 118, “Accounting Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

A loan is impaired when it is probable that Legends Financial will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, Legends Financial shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

Legends Financial’s residential mortgage and installment loans are divided into various groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of Legends Financial are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

Legends Financial considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that Legends Financial will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet Legends Financial’s criteria for nonaccrual status.

Generally, Legends Financial also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

Legends Financial’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

(e)	Allowance for Possible Loan Losses

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (included in other liabilities); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

(1)	Summary of Significant Accounting Policies, Continued

(e)	Allowance for Possible Loan Losses, Continued

The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

(f)	Securities

Legends Financial accounts for securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. No securities have been classified as securities held-to-maturity.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

(1)	Summary of Significant Accounting Policies, Continued

(f)	Securities, Continued

Legends Financial has classified all its securities as securities available-for-sale.

Realized gains or losses from the sale of securities are recognized upon realization based upon the specific identification method.

(g)	Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

(h)	Stock Options

Legends Financial uses the fair value method to calculate the compensation reported in the proforma earnings in note 15 to the consolidated financial statements.

(i)	Other Real Estate

Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost of disposal. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

(j)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. Legends Bank maintains deposits in excess of the Federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

(k)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in

(1)	Summary of Significant Accounting Policies, Continued

(k)	Income Taxes, Continued

the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Legends Financial and its subsidiary file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate return basis.

(l)	Advertising Costs

Advertising costs are expensed when incurred.

(m)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business Legends Financial has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(n)	Reclassifications

Certain reclassifications have been made to the 2001 and 2000 figures to conform to the presentation for 2002.

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2002 and 2001 is as follows:

	In Thousands

	2002	2001

Commercial, financial and agricultural	$15,947	17,641
Installment	4,090	4,222
Real estate - mortgage	43,022	28,202
Real estate - construction	14,721	12,746

	77,780	62,811
Allowance for possible loan losses	(879)	(755)

	$76,901	62,056

At December 31, 2002, variable rate and fixed rate loans totaled $20,326,000 and $57,454,000, respectively. At December 31, 2001, variable rate and fixed rate loans totaled $29,304,000 and $33,507,000, respectively.

(2)	Loans and Allowance for Possible Loan Losses, Continued

The principal maturities on loans at December 31, 2002 are as follows:

	In Thousands

	Commercial,
	Financial
	and		Real estate -	Real estate -
	Agricultural	Installment	Mortgage	Construction	Total

3 months or less	$5,924	717	5,412	8,824	20,877
3 to 12 months	2,729	743	2,617	5,749	11,838
1 to 5 years	6,483	2,576	32,302	148	41,509
over 5 years	811	54	2,691	—	3,556

	$15,947	4,090	43,022	14,721	77,780

In the normal course of business, Legends Financial has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $2,398,000 and $2,460,000 at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, none of these loans were restructured, nor were any related party loans charged off in 2002 or 2001.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands

	2002	2001

Balance, January 1	$2,460	2,431
New loans during the year	1,456	1,701
Repayments during the year	(1,518)	(1,672)

Balance, December 31	$2,398	2,460

Transactions in the allowance for possible loan losses of Legends Financial for the years ended December 31, 2002 and 2001 are summarized as follows:

	In Thousands

	2002	2001

Balance - beginning of year	$755	552
Provision charged to operating expense	703	307
Loans charged off	(628)	(109)
Recoveries	49	5

Net charge-offs	(579)	(104)

Balance - end of year	$879	755

(2)	Loans and Allowance for Possible Loan Losses, Continued

Legends Financial’s principal customers are basically in the Middle Tennessee area with a concentration in Montgomery County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

There were no restructured loans outstanding at December 31, 2002 and 2001. Legends Financial had $268,000 and $18,000, respectively, of nonaccrual loans outstanding as of December 31, 2002 and 2001, respectively. The impact on interest income in 2001 and 2000 was not significant. Had interest income been recognized on non-accrual loans in 2002 net earnings would have increased by approximately $11,000.

Impaired loans and related loan loss reserve amounts at December 2002 and 2001 were as follows:

	In Thousands

	2002	2001

Recorded investment	$2,013	2,055
Loan loss allocation	$244	146

The average recorded investment in impaired loans for the years ended December 31, 2002 and December 31, 2001 was $2,034,000 and $1,394,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $143,000 for 2002, $120,000 in 2001 and $68,000 in 2000.

In 2002, 2001 and 2000, Legends Financial originated loans for sale in the secondary market of $10,676,000, $6,750,000 and $2,291,000. At December 31, 2002, the wholly-owned subsidiary Bank had not been required to repurchase any of the loans originated by Legends Bank and sold in the secondary market. The gain on sale of these loans totaled $147,000, $114,000 and $40,000 in 2002, 2001 and 2000, respectively.

Of the loans sold in the secondary market, the recourse to the wholly-owned subsidiary Bank is limited. Nearly all other loans sold in the secondary market provide the purchase recourse to Legends Bank for a period of 60 to 90 days from the date of purchase and only in the event of a default by the borrower pursuant to the terms of the individual loan agreement. At December 31, 2002, total loans sold with recourse to Legends Bank aggregated $5,835,000. Management expects no loss to result from these recourse provisions.

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. Legends Financial’s classification of securities at December 31, 2002 was as follows:

	In Thousands

	Securities Available-For-Sale

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S government agencies and corporations	$3,757	7	28	3,736
Obligations of states and political subdivisions	974	—	7	967
Mortgage-backed securities	19,212	283	—	19,495
Federal Home Loan Bank stock	233	—	—	233
The Bankers Bank stock	162	—	—	162

	$24,338	290	35	24,593

Legends Financial’s classification of securities at December 31, 2001 was as follows:

	In Thousands

	Securities Available-For-Sale

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S government agencies and corporations	$4,363	12	30	4,345
Mortgage-backed securities	14,969	63	—	15,032
Federal Home Loan Bank stock	201	—	—	201
The Bankers Bank stock	162	—	—	162

	$19,695	75	30	19,740

Included in mortgage backed securities as of December 31, 2002 and 2001, are collateralized mortgage obligations with a market value of $4,759,000 (amortized cost of $4,767,000) and $6,211,000 (amortized cost of $6,195,000), respectively. The effective yield at December 31, 2002 and 2001, on collateralized mortgage obligations was 3.3% and 4.7%, respectively.

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt and equity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands

		Estimated
		Market
Securities Available-For-Sale	Cost	Value

Due in one year or less	$—	—
Due after one year through five years	250	260
Due after five years through ten years	257	261
Due after ten years	4,224	4,182

	4,731	4,703
Mortgage-backed securities	19,212	19,495
Federal Home Loan Bank stock	233	233
The Bankers Bank stock	162	162

	$24,338	24,593

Included within the securities portfolio is stock of The Bankers Bank and the Federal Home Loan Bank amounting to $162,000 and $233,000, respectively, at December 31, 2002 and 2001. The stock can be sold back to The Bankers Bank and the Federal Home Loan Bank or to another member institution.

Results from sales of debt and equity securities are as follows:

	(In Thousands)

	2002	2001	2000

Gross proceeds	$10,927	6,388	6,499

Gross realized gains	$140	115	6
Gross realized losses	—	—	—

Net realized gains	$140	115	6

Investment securities carried in the balance sheet of $19,480,000 (amortized cost of $19,184,000) and $14,107,000 (amortized cost of $14,012,000) as of December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

(4)	Bank Premises and Equipment

The detail of premises and equipment at December 31, 2002 and 2001 is as follows:

	In Thousands

	2002	2001

Land	$1,134	599
Buildings	2,053	2,053
Leasehold improvements	310	299
Furniture and fixtures	183	178
Equipment and software	1,088	906
Construction in process	212	—

	4,980	4,035
Less accumulated depreciation	(901)	(617)

	$4,079	3,418

(5)	Deposits

Deposits at December 31, 2002 and 2001 are summarized as follows:

	In Thousands

	2002	2001

Demand deposits	$16,524	13,816
Savings deposits	1,653	956
Negotiable order of withdrawal	20,355	6,145
Money market demand accounts	18,596	12,832
Certificates of deposit $100,000 or greater	23,056	22,063
Other certificates of deposit	13,397	16,225
Individual retirement accounts $100,000 or greater	348	625
Other individual retirement accounts	1,042	776

	$94,971	73,438

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2002 are as follows:

	In Thousands

	Single Deposits	Single Deposits
Maturity	Under $100,000	Over $100,000	Total

3 months or less	$4,041	9,555	13,596
3 to 12 months	6,938	8,775	15,713
1 to 5 years	2,799	4,845	7,644
After 5 years	661	229	890

	$14,439	23,404	37,843

(5)	Deposits, Continued

At December 31, 2002 and 2001 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $63,865,000 and $40,949,000, respectively.

Legends Financial is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2002 and 2001 were approximately $425,000 and $300,000, respectively.

(6)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2002 were $3,682,000. The average daily balance outstanding during 2002 was $684,000. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)	Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank (FHLB) at December 31, 2002 and 2001 consist of the following:

			(IN THOUSANDS)

		RATE AT
ORIGINAL	MATURITY DATE	DECEMBER
NOTE DATE		31, 2002	2002	2001

October 20, 2000	October 26, 2002	2.25%	$—	500
May 17, 2001	February 15, 2002	4.16%	—	1,000
July 18, 2001	July 18, 2002	2.52%	—	1,000
May 3, 2002	May 3, 2003	2.71%	500	—
July 15, 2002	July 15, 2003	1.92%	1,000	—

			$1,500	2,500

Interest on the $1,000,000 advance is based on the three months LIBOR (LIBOR plus 10 basis points) and is adjusted quarterly. The 2.71% rate on the $500,000 advance is fixed.

Loans totaling $2,025,000 were pledged to FHLB as collateral at December 31, 2002.

(8)	Income Taxes

The components of the net deferred income tax asset at December 31, 2002 and 2001 are as follows:

	In Thousands

	2002	2001

Deferred tax asset:
Federal	$242	254
State	50	48

	292	302

Deferred tax liability:
Federal	(132)	(27)
State	(27)	(5)

	(159)	(32)

Total net deferred assets	133	270
Less valuation allowance	—	(209)

Net deferred assets	$133	61

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2002 and 2001 are:

	In Thousands

	2002	2001

Financial statement allowance for loan losses in excess of the tax allowance	$263	253
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(48)	(7)
Pre-opening costs amortized over a five-year period for tax purposes, expensed for financial statements in initial year	28	49
Excess of estimated market value over amortized cost related to available-for-sale securities	(97)	(17)
Financial statement income on FHLB stock dividends not recognized for tax purposes	(13)	(8)

	133	270
Valuation allowance	—	(209)

	$133	61

(8)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	In Thousands

	2002	2001	2000

Current:
Federal	$81	52	68
State	20	9	12

	101	61	80

Deferred:
Federal	49	(29)	(37)
State	10	(5)	(7)

	59	(34)	(44)

Benefits from utilization of net operating loss carryforwards:
Federal	—	(52)	(68)
State	—	(9)	(12)

	—	(61)	(80)

Subtotal	160	(34)	(44)
Adjustment of valuation allowance related to deferred tax assets	(209)	34	44

Actual tax benefit	$(49)	—	—

A reconciliation of actual income tax expense (benefit) in the financial statements to the “expected” tax expense (benefit) (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	In Thousands

	2002	2001	2000

Computed “expected” tax expense	$185	170	30
State income taxes, net of effect of Federal income taxes	18	2	6
Disallowed expenses	5	1	—
Utilization of book net operating loss carryovers	—	(100)	(80)
Benefit of graduated rates	(1)	(12)	—
Benefit related to nonqualified stock options	(35)	—	—
Tax exempt interest, net of interest expense exclusion	(12)	—	—
Deferred tax benefits not recognized	—	—	44
Recognition of deferred tax assets	(209)	(61)	—

Actual tax expense (benefit)	$(49)	—	—

(9)	Commitment and Contingencies

Legends Financial plans to open two branches in 2003 at a cost of approximately $1,500,000. One branch will be in Clarksville, Montgomery County, Tennessee and one in Dover, Stewart County, Tennessee.

Legends Financial currently has two leases related to the operation of two branches. One lease entered into in 1998 is for a period of five years and can be renewed for two consecutive five year terms. The other lease was entered into during 2001 and is for a period of three years and can be renewed for two consecutive three year terms

Minimum future rental payments required under the terms of the leases are as follows:

Year Ending
December 31,	(In Thousands)

2003	$52

Total rent expense under the leases amounted to $58,008, $55,258 and $35,552 during the years ended December 31, 2002, 2001 and 2000, respectively.

(10)	Financial Instruments with Off-Balance-Sheet Risk

Legends Financial is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement Legends Financial has in particular classes of financial instruments.

Legends Financial’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Legends Financial uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In Thousands

Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$12,322
Unfunded lines-of-credit	2,889
Letters of credit	751

Total	$15,962

(10)	Financial Instruments with Off-Balance-Sheet Risk, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. Legends Financial evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by Legends Financial upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

(11)	Legends Financial Holdings, Inc. - Parent Company Financial Information

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Balance Sheet

December 31, 2002

	In Thousands

ASSETS
Cash	$32	*
Deferred tax asset	6
Investment in commercial bank subsidiary	13,802	*
Due from commercial bank subsidiary	7	*

Total assets	$13,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	$—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,379,083 shares issued and outstanding	1,379
Additional paid-in capital	12,267
Retained earnings	43
Net unrealized gains on available-for-sale securities, net of income taxes of $97,000	158

Total stockholders’ equity	13,847

Total liabilities and stockholders’ equity	$13,847

*	Eliminated in consolidation.

(11)  Legends Financial Holdings, Inc. -
             Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statement of Earnings and Comprehensive Earnings

For the Period July 1, 2002 (Inception) through December 31, 2002

In Thousands

Operating expenses	$18

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(18)
Federal income tax benefits	7

(11)
Equity in undistributed earnings of commercial bank subsidiary	395 *

Net earnings	384
Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during the year, net of taxes of $24,000 in 2002	38
Less: reclassification adjustment for losses included in net earnings, net of taxes of $3,000	5

Other comprehensive earnings	43

Comprehensive earnings	$427

*	Eliminated in consolidation.

(11)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statement of Stockholders’ Equity

For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands

				Net Unrealized
				Gains On
		Additional	Retained	Available-
	Common	Paid-In	Earnings	For-Sale
	Stock	Capital	(Deficit)	Securities	Total

Acquisition by share exchange with Legends Bank, July 1, 2002	$1,143	12,446	(341)	115	13,363
Issuance of 6,720 shares of $1 par value common stock	7	50	—	—	57
Stock-split effected in the form of a stock dividend declared at 1 share for every 5 outstanding	229	(229)	—	—	—
Net change in unrealized gains on available- for-sale securities during the year, net of taxes of $97,000	—	—	—	43	43
Net earnings for the period July 1, 2002 (inception) through December 31, 2002	—	—	384	—	384

Balance December 31, 2002	$1,379	12,267	43	158	13,847

(11)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statement of Cash Flows

For the Period July 1, 2002 (Inception) through December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

In Thousands

Cash flows from operating activities:
Cash paid to suppliers	$(18)

Net cash used in operating activities	(18)

Cash flows from financing activities:
Advance from subsidiary	50

Net cash provided by financing activities	50

Net increase in cash and cash equivalents	32
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of year	$32

(11)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statement of Cash Flows, Continued

For the Period July 1, 2002 (Inception) through December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

In Thousands

Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$384
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(395)
Increase in deferred taxes	(7)

Total adjustments	(402)

Net cash used in operating activities	$(18)

(12)	Concentration of Credit Risk

Practically all of Legends Financial’s loans, commitments, and commercial and standby letters of credit have been granted to customers in Legends Financial’s market area. Practically all such customers are depositors of Legends Financial. The concentrations of credit by type of loan are set forth in note 2 to the financial statements.

(13)	Employee Benefit Plan

Legends Financial maintains a 401(K) plan which covers eligible employees. All full time employees are eligible to participate. The plan provides for both employee and employer contributions. For the years ended December 31, 2002, 2001, and 2000 Legends Financial contributed $45,000, $26,000 and $9,000, respectively.

(14)	Regulatory Matters and Restrictions on Dividends

Legends Financial is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require Legends Financial to meet specific capital adequacy guidelines that involve quantitative measures of Legends Financial’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. Legends Financial’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect Legends Financial’s capital status and the amount of dividends Legends Financial may distribute.

Legends Financial is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Legends Banking regulators. Legends Financial is required to have a minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. The actual ratios were 15.6% and 16.6% at December 31, 2002 and 18.0% and 19.1% at December 31, 2001. The leverage ratios at December 31, 2002 and 2001 were 12.1% and 15.2%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2002, Legends Financial is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed Legends Financial’s category.

(15)	Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock, to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.

(15)	Stock Option Arrangement, Continued

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.

Legends Financial’s stockholders approved Legends Bank 1998 Stock Option Arrangement and 2001 Stock Option Plan. Legends Financial agreed with Legends Bank that it would exchange its options to the holders of stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis. Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial’s Stock Option Plan.

On September 17, 2002, the Board of Directors of Legends Financial approved a stock-split effected in the form of a one-for-five stock dividend. The stock dividend also applied to all option arrangements and as such the number of options, exercise prices and related earnings per share disclosures have been retroactively adjusted to reflect the stock-split effected in the form of a dividend.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of Legends Financial. As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement. However, under SFAS No. 123, Legends Financial is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for Legends Financial’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, Legends Financial’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		In Thousands, Except Per Share Amounts

		2002	2001	2000

Net earnings	As Reported	$594	$499	$88
	Proforma	$518	$310	$58
Basic earnings	As Reported	$.43	$.36	$.06
per common share	Proforma	$.39	$.23	$.04
Diluted earnings	As Reported	$.43	$.36	$.06
per common share	Proforma	$.39	$.23	$.04

(15)	Stock Option Arrangement, Continued

A summary of the stock option activity is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	265,740	$15.13	93,600	$8.33	107,760	$8.33
Granted	4,200	18.75	173,160	18.75	—	—
Exercised	(8,400)	8.33	(1,020)	8.33	(13,920)	8.33
Forfeited	(1,680)	18.75	—	—	(240)	8.33

Outstanding at end of year	259,860	$15.38	265,740	$15.13	93,600	$8.33

Options exercisable at year end	141,952		89,606		29,681

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/02	Price	Life	at 12/31/02	Price

$ 8.33	84,180	$8.33	6 years	63,060	$8.33
$18.75	175,680	$18.75	8.3 years	78,892	$18.75

	259,860			141,952

The fair value of options granted in 2002 and 2001 was $1.41 and $3.05, respectively, for each option. The 2002 and 2001 respective weighted average assumptions used to calculate the minimum value were as follows: risk free rate at 4.70% and 5.22%; expected life of five and seven years; volatility of .01%; and dividend yield of 2.88% and 2.67%. The dividend yield was computed assuming an 18% return on equity with a 30% dividend to earnings payout ratio. There were no options granted in 2000.

(16)	Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For Legends Financial, the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options and warrants. The weighted average number of shares used in the computation of earnings per share have been retroactively adjusted to reflect the effects of a stock-split effected in the form of a one for five stock dividend declared on September 17, 2002.

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

		In Thousands,
	Except Share and Per Share Amounts

	2002	2001	2000

Basic EPS Computation:
Numerator – Net earnings for the year	$594	$499	$88

Denominator - Weighted average number of common shares outstanding	1,374,200	1,369,968	1,355,899

Basic earnings per common share	$.43	$.36	$.06

Diluted EPS Computation:
Numerator – Net earnings for the year	$594	$499	$88

Denominator:
Weighted average number of common shares outstanding	1,374,200	1,369,968	1,355,899
Effect of stock options	15,376	16,930	8,159

	1,389,576	1,386,898	1,364,058

Diluted earnings per common share	$.43	$.36	$.06

(17)	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” requires that Legends Financial disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for Legends Financial’s financial instruments.

Cash and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

(17)	Disclosures About Fair Value of Financial Instruments, Continued

Investments and Mortgage-Backed Securities

The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

(17)	Disclosures About Fair Value of Financial Instruments, Continued

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2002 and 2001 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of Legends Financial’s financial instruments at December 31, 2002:

	In Thousands

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$6,512	6,512	3,826	3,826
Securities	24,593	24,593	19,740	19,740
Loans	77,780		62,811
Less: allowance for loan losses	(879)		(755)

Loans, net of allowance	76,901	77,045	62,056	62,596

Loans held for sale	1,687	1,687	239	239
Financial liabilities:
Deposits	94,971	95,427	73,438	74,011
Advances from FHLB	1,500	1,500	2,500	2,500
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

(17)	Disclosures About Fair Value of Financial Instruments, Continued

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Legends Financial’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of Legends Financial’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Legends Financial has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Legends Financial’s independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits Filed. None.

(b)	Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant’s last fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

          a)     Evaluation of Disclosure Controls and Procedures. Legends Financial’s Chief Executive Officer and Chief Financial Officer has conducted an evaluation of Legends Financial’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days before the filing of this annual report. Based on this evaluation, Legends Financial’s Chief Executive Officer and Chief Financial Officer concluded that Legends Financial’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Legends Financial in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

          b)     Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in Legends Financial’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

INDEX OF EXHIBITS

DESCRIPTION OF EXHIBITS

EXHIBIT NO.
3.1	Charter of Legends Financial Holdings, Inc.*

3.2	Bylaws for Legends Financial Holdings, Inc.*

4	Specimen Stock Certificate for Legends Financial Holdings, Inc.*

10.1	2001 Statutory and Non-Statutory Stock Option Plan for Legends Financial Holdings, Inc., as successor-in-interest to Legends Bank*

21	Subsidiaries of Registrant*

*	Incorporated by reference to Form 10-SB filed by Legends Financial with the Commission on November 22, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC. (Registrant)

By:	/s/ Billy P. Atkins
Billy P. Atkins, President and Chief Executive Officer

Date:	25 March 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Billy P. Atkins
Billy P. Atkins, President and Chief Executive Officer

Date:	25 March 2003

By:	/s/ Thomas E. Bates, Jr.
Thomas E. Bates, Jr., Executive Vice President and Chief Financial Officer

Date:	25 March 2003

By:	/s/ James D. Amos
James D. Amos

Date:	25 March 2003

By:	/s/ Billy P. Atkins
Billy P. Atkins

Date:	25 March 2003

By:	/s/ Mark Ray Barnett
Mark Ray Barnett

Date:	25 March 2003

By:	/s/ Thomas E. Bates, Jr.
Thomas E. Bates, Jr.

Date:	25 March 2003

By:	/s/ William D. Dickson, Sr.
William D. Dickson, Sr.

Date:	25 March 2003

By:	/s/ Ronald Alan Goad
Ronald Alan Goad

Date:	25 March 2003

By:	/s/ Dick Wright Littleton
Dick Wright Littleton

Date:	25 March 2003

By:	/s/ David P. Nussbaumer
David P. Nussbaumer

Date:	25 March 2003

By:	/s/ Pravin Chhagan Patel
Pravin Chhagan Patel

Date:	25 March 2003

By:	/s/ Jimmy Terry, Sr.
Jimmy Terry, Sr.

Date:	25 March 2003

By:	/s/ Francis Gene Washer
Francis Gene Washer

Date:	25 March 2003

By:	/s/ Ralph D. Weiland
Ralph D. Weiland

Date:	25 March 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

     I, Billy P. Atkins, Chief Executive Officer of Legends Financial Holdings, Inc. certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Legends Financial Holdings;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Billy P. Atkins
Billy P. Atkins Chief Executive Officer

Dated:	25 March 2003

     I, Thomas E. Bates, Jr., Chief Financial Officer of Legends Financial Holdings, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Legends Financial Holdings;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas E. Bates, Jr.
Thomas E. Bates, Jr. Chief Financial Officer

Date:	25 March 2003