Form 10QSB
period 2003-03-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2003-05-15
CIK 1173991

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _____________ to _____________

Commission File No.        0-50106
                    -----------------------

                        LEGENDS FINANCIAL HOLDINGS, INC.
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    TENNESSEE
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   32-0008963
        -----------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                     310 First Street, Clarksville, TN 37050
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (931) 503-1234
        -----------------------------------------------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common stock, $1.00 par value, outstanding: 1,379,083 shares at May 8, 2003

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of the registrant are as follows:

          Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.

          Consolidated Statements of Operations - For the three months ended March 31, 2003 and 2002.

          Consolidated Statements of Comprehensive Earnings (Loss) - For the three months ended March 31, 2003 and 2002.

          Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                        LEGENDS FINANCIAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                   (UNAUDITED)


                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2003           2002
                                                                                ---------     ------------
                                                                                      (In Thousands)
                                        ASSETS
Loans, less allowance for possible loan losses of $966,000 and
   $879,000, respectively                                                       $ 81,109          76,901
Securities available-for-sale, at market (amortized cost of $28,995,000
   and $24,338,000, respectively)                                                 29,211          24,593
Loans held for sale                                                                   93           1,687
Federal funds sold                                                                 3,781           1,225
                                                                                --------        --------
                Total earning assets                                             114,194         104,406

Cash and due from banks                                                            4,831           5,287
Bank premises and equipment, net                                                   4,262           4,079
Accrued interest receivable                                                          566             511
Deferred tax asset, net                                                              231             133
Other assets                                                                         181             118
Goodwill                                                                             153            --
                                                                                --------        --------

                Total assets                                                    $124,418         114,534
                                                                                ========        ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $105,644          94,971
Securities sold under repurchase agreements                                        2,643           3,682
Advances from Federal Home Loan Bank                                               1,500           1,500
Accrued interest payable                                                             328             366
Income taxes payable                                                                 210              54
Accounts payable and other liabilities                                                94             114
                                                                                --------        --------
                Total liabilities                                                110,419         100,687
                                                                                --------        --------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares,
     no shares issued                                                               --              --
   Common stock, par value $1 per share, authorized 2,000,000,
     1,379,083 shares issued and outstanding                                       1,379           1,379
   Additional paid-in capital                                                     12,267          12,267
   Retained earnings                                                                 219              43
   Net unrealized gains on available-for-sale securities, net of income
     taxes of $82,000 and $97,000, respectively                                      134             158
                                                                                --------        --------
                Total stockholders' equity                                        13,999          13,847
                                                                                --------        --------

                Total liabilities and stockholders' equity                      $124,418         114,534
                                                                                ========        ========




See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                   2003        2002
                                                                  ------      -----
                                                                 (Dollars in Thousands
                                                                Except Per Share Amount)
Interest income:
   Interest and fees on loans                                     $1,328      1,129
   Interest and dividends on taxable securities                      275        255
   Interest on Federal funds sold                                      5          4
                                                                  ------     ------
              Total interest income                                1,608      1,388
                                                                  ------     ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                80         56
   Interest on money market and savings accounts                      69         79
   Interest on certificates of deposit                               263        407
   Interest on Federal funds purchased                                 4          5
   Interest on advances from Federal Home Loan Bank                   12         20
                                                                  ------     ------
              Total interest expense                                 428        567
                                                                  ------     ------
Net interest income before provision for possible loan losses      1,180        821
Provision for possible loan losses                                    86         47
                                                                  ------     ------
Net interest income after provision for possible loan losses       1,094        774

Non-interest income:
   Service charges on deposit accounts                                90         62
   Other fees and commissions                                        157         58
   Security gains                                                   --           43
                                                                  ------     ------
              Total non-interest income                              247        163
                                                                  ------     ------
Non-interest expense:
   Employee salaries and benefits                                    526        406
   Occupancy expenses, net                                            67         61
   Furniture and equipment expense                                    98         84
   Data processing expense                                            69         51
   Advertising expense                                                22         38
   Loss on other real estate                                        --           16
   Other operating expenses                                          256        180
                                                                  ------     ------
              Total non-interest expense                           1,038        836
                                                                  ------     ------
              Earnings before income taxes                           303        101
Income taxes                                                         127       --
                                                                  ------     ------
              Net earnings                                        $  176        101
                                                                  ======     ======
Basic earnings per common share                                   $  .13        .07
                                                                  ======     ======
Diluted earnings per common share                                 $  .12        .07
                                                                  ======     ======



See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                                 2003              2002
                                                                                -----              -----
                                                                                     (In Thousands)
Net earnings                                                                    $ 176                101
                                                                                -----              -----
Other comprehensive earnings (loss):
   Unrealized losses on available-for-sale securities arising
     during period                                                                (24)              (198)
   Less: reclassification adjustment for gains included in net earnings           --                 (43)
                                                                                -----              -----
           Other comprehensive earnings (loss)                                    (24)              (241)
                                                                                -----              -----

           Comprehensive earnings (loss)                                        $ 152               (140)
                                                                                =====              =====




See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                 2003                   2002
                                                                                -------               -------
                                                                                       (In Thousands)
Cash flows from operating activities:
   Interest received                                                            $ 1,548                 1,342
   Fees received                                                                    247                   120
   Interest paid                                                                   (406)                 (595)
   Cash paid to suppliers and employees                                          (1,043)                 (910)
   Proceeds from sale of loans                                                    2,940                 2,574
   Originations on loans held for sale                                           (1,346)               (2,428)
   Income taxes paid                                                                (53)                 --
                                                                                -------               -------
                Net cash provided by operating activities                         1,887                   103
                                                                                -------               -------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                     (8,125)               (5,351)
   Proceeds from maturities, calls and principal payments of
     available-for-sale securities                                                3,406                   987
   Loans made to customers, net of repayments                                    (3,051)               (2,699)
   Purchase of bank premises and equipment                                         (261)                  (30)
   Proceeds from sales of available-for-sale securities                            --                   1,684
   Proceeds from sale of other real estate, net                                    --                     158
   Proceeds from acquisition of NBC, net                                          1,328                  --
                                                                                -------               -------
                Net cash used in investing activities                            (6,703)               (5,251)
                                                                                -------               -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                                     6,816                12,349
   Net increase (decrease) in time deposits                                       1,139                (3,580)
   Repayment of federal funds purchased                                            --                    (483)
   Proceeds from sale of common stock                                              --                      14
   Repurchase agreements                                                         (1,039)                 --
                                                                                -------               -------
                Net cash provided by financing activities                         6,916                 8,300
                                                                                -------               -------

Net increase in cash and cash equivalents                                         2,100                 3,152

Cash and cash equivalents at beginning of period                                  6,512                 3,826
                                                                                -------               -------

Cash and cash equivalents at end of period                                      $ 8,612                 6,978
                                                                                =======               =======



See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                   2003               2002
                                                                                 -------            -------
                                                                                      (In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                $   176                101
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and accretion                                    139                 93
         Federal Home Loan Bank stock dividends                                      --                  (4)
         Security gains related to available-for-sale securities                     --                 (43)
         Provision for possible loan losses                                           86                 47
         Loss on sale of other real estate                                           --                  16
         Decrease (increase) in accrued interest receivable                          (55)               (38)
         Increase in other assets                                                    (63)              (163)
         Decrease in accrued interest payable                                        (44)               (52)
         Increase (decrease) in other liabilities                                    (20)                65
         Decrease in accounts payable                                                --                 (65)
         Decrease in loans held for sale                                           1,594                146
         Decrease in deferred taxes                                                   74                --
                                                                                 -------            -------
                Total adjustments                                                  1,711                  2
                                                                                 -------            -------

           Net cash provided by operating activities                             $ 1,887                103
                                                                                 =======            =======



Supplemental Schedule of Non-Cash Activities:

     Unrealized loss in values of securities
       available-for-sale                                                        $   (24)              (241)
                                                                                 =======            =======

     Recognition of deferred tax asset                                           $   --                  40
                                                                                 =======            =======



See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. ("Legends Financial") or ("the Company"), Legends Bank ("the Bank"), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial. Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of Legends Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period financial information has been reclassified to conform with current period presentation.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Legends Financial as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002, comprehensive earnings for the three months ended March 31, 2003 and 2002 and changes in cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2002 financial statements presented in Legends Bank's December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                              2003                   2002
                                                              ----                   ----
                                                                    (In Thousands)
Balance, January 1, 2003 and 2002, respectively               $879                    755
Add (deduct):
   Losses charged to allowance                                 --                     (25)
   Recoveries credited to allowance                              1                     45
   Provision for loan losses                                    86                     47
                                                              ----                   ----
Balance, March 31, 2003 and 2002, respectively                $966                    822
                                                              ====                   ====

                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES, CONTINUED

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area. The acquisition was accounted for as a purchase summarized as follows:

                                                    (In Thousands)
                                                    --------------
Loans including overdrafts assumed                     $ 1,243
Deposits assumed                                        (2,718)
Accrued interest payable                                    (6)
Cash received from NBC                                   1,328
Goodwill                                               $   153

Goodwill arising from this transaction will be evaluated on an annual basis.

The provision for loan losses was $86,000 and $47,000 for the first three months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Loan Review Committee to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.

STOCK OPTION ARRANGEMENT

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the "1998 Arrangement"). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At March 31, 2003, 108,000 shares have been granted at $8.33 per share (no shares have been forfeited and 23,100 shares have been exercised). At March 31, 2003, 84,900 shares have been granted and not exercised. Of these shares 63,060 are exercisable as of March 31, 2003.

                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (UNAUDITED)

STOCK OPTION ARRANGEMENT, CONTINUED

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At March 31, 2003, 177,360 shares of the options had been granted at $18.75 per share (3,480 shares have been forfeited and no shares have been exercised). At March 31, 2003, 177,380 shares had been granted and not exercised of which 77,693 were exercisable.

Legends Financial's stockholders approved Legends Bank 1998 Stock Option Arrangement and 2001 Stock Option Plan. Legends Financial agreed with Legends Bank that it would exchange its options to the holders of stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis. Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial's Stock Option Plan.

On September 17, 2002, the Board of Directors of Legends Financial approved a stock-split effected in the form of a one-for-five stock dividend. The stock dividend also applied to all option arrangements and as such the number of options, exercise prices and related earnings per share disclosures have been retroactively adjusted to reflect the stock-split effected in the form of a dividend.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" sets forth the methods for recognition of cost of arrangements similar to those of Legends Financial. As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement. However, under SFAS No. 123, Legends Financial is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for Legends Financial's stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, Legends Financial's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                       -----------------
                                                       2003         2002
                                                       ----         ----
                                                     (In Thousands, Except
                                                       Per Share Amounts)
Net earnings                    As Reported            $176         $101
                                Proforma               $152         $ 77

Basic earnings                  As Reported            $.13         $.07
    per common share            Proforma               $.11         $.06

Diluted earnings                As Reported            $.12         $.07
    per common share            Proforma               $.11         $.06

                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (UNAUDITED)

STOCK OPTION ARRANGEMENT, CONTINUED

The Company uses the fair value method to calculate the compensation reported in the proforma earnings. The fair value of options granted in 2002 was $1.41 for each option. The 2002 respective weighted average assumptions used to calculate the minimum value were as follows: risk free rate at 4.70%; expected life of five years; volatility of .01%; and dividend yield of 2.88%. The dividend yield was computed assuming an 18% return on equity with a 30% dividend to earnings payout ratio.

EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Bank the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2003 and 2002:

                                                     2003          2002
                                                 ----------     ----------
                                                       (In Thousands,
                                                      Except Share and
                                                     Per Share Amounts)


Basic EPS Computation:
   Numerator - Net earnings for the period       $      176            101
                                                 ----------     ----------

   Denominator - Weighted average number of
     common shares outstanding                    1,379,083      1,371,990
                                                 ----------     ----------

           Basic earnings per common share       $      .13            .07
                                                 ==========     ==========

Diluted EPS Computation:
   Numerator - Net earnings for the period       $      176            101
                                                 ----------     ----------

   Denominator:
     Weighted average number of common
       shares outstanding                         1,379,083      1,371,990
     Effect of stock options                         32,075         17,344
                                                 ----------     ----------
                                                  1,411,158      1,389,334
                                                 ----------     ----------

           Diluted earnings per common share     $      .12            .07
                                                 ==========     ==========


                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Company's December 31, 2002 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

     Management's discussion of the Company and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although management believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. Management is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

RESULTS OF OPERATIONS

     The Company achieved net earnings of $176,000 and $101,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in earnings is the result of continued growth in the assets of the Company. On a per share basis, the net earnings were $.13 per common share for the three months ended March 31, 2003 and net earnings of $.07 per common share for the three months ended March 31, 2002.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

NET INTEREST INCOME

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Total interest income for the three months ended March 31, 2003 and 2002 was $1,608,000 and $1,388,000, respectively, an increase of $220,000 or 15.9% and total interest expense was $428,000 and $567,000, respectively, a decrease of $139,000 or 24.5%. Net interest income for the first three months of 2003 and 2002 totaled $1,180,000 and $821,000, respectively. The increase in net interest income was $359,000 or 43.7% for the quarter ended March 31, 2003 over the first three months of 2002 primarily due to continued growth of the Bank and a decrease in cost of funds as higher yielding time deposits mature during 2002. Interest rates are expected to increase or remain relatively stable in 2003. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2003 to maintain a satisfactory net interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three month period ended March 31, 2003 was $86,000. The provision for loan losses raised the allowance for possible loan losses to $966,000 at March 31, 2003, an increase of 9.9% from $879,000 at December 31, 2002. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 2003 to be adequate (see discussion in notes to financial statements). The allowance for loan losses was 1.19% and 1.13% of loans outstanding at March 31, 2003 and December 31, 2002, respectively.

NON-INTEREST INCOME

     The Company's non-interest income consists of service charges on deposit accounts, other fees and commissions and security gains. Non-interest income increased $84,000 or 34.01% exclusive of any security gains during the three months ended March 31, 2003 as compared to the same period in 2002. There were no security gains for the three months ended March 31, 2003 versus security gains of $43,000 for the three months ended March 31, 2002. The increase in non-interest income was due primarily to increases in service charges on deposit accounts and other fees and commissions resulting from the growth of the Company's loan portfolio and deposit base. Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2003 due to growth of the Company.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

NON-INTEREST EXPENSE

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, losses on other real estate and other operating expenses. Non-interest expense excluding securities transactions increased $202,000 or 24.2% during the three months ended March 31, 2003 as compared to the same period in 2002. There were no security losses for the three months ended March 31, 2003 and 2002. The increases in non-interest expenses are attributable primarily to increases in salaries and benefits, an increase in occupancy expenses due to continued growth of the Company and opening of a new branch in 2003. Other operating expenses for the three months ended March 31, 2003 increased to $256,000 from $180,000 for the first quarter of 2003. These expenses include taxes, supplies, communications and general operating costs which increased as a result of continued growth of the Company.

FINANCIAL CONDITION

     BALANCE SHEET SUMMARY. The Company's total assets increased 8.63% to $124,418,000 at March 31, 2003 from $114,534,000 at December 31, 2002. Loans, net of allowance for possible loan losses, totaled $81,109,000 at March 31, 2003, a 5.5% increase compared to $76,901,000 at December 31, 2002. Investment securities increased $4,618,000 or 18.8% from December 31, 2002 to $29,211,000 at March 31, 2003. The increase in securities included a net unrealized loss of $39,000 during the three month period ending March 31, 2003. There were $3,781,000 in Federal funds sold at March 31, 2003 as compared to $1,225,000 at December 31, 2002. The Federal funds sold were used primarily to provide funding for loan growth and security purchases.

     Total liabilities increased by 9.67% to $110,419,000 for the three months ended March 31, 2003 compared to $100,687,000 at December 31, 2002. This increase was composed primarily of a $10,673,000 increase in total deposits during the three months ended March 31, 2003.

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

     A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     The Company's first mortgage single family residential and consumer loans which total approximately $15,792,000 and $4,179,000, respectively at March 31, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2003 and December 31, 2002, the Company had $344,000 and $268,000,
respectively, of loans on nonaccrual status.

     Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2003 and 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of March 31, 2003, the Company had impaired loans totaling $1,997,000. A specific reserve of $360,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $2,000 and the average recorded investment for the three months ended March 31, 2003 was $198,000. At December 31, 2002, impaired loans totaled $2,013,000 and had specific allowance for possible loan losses of $244,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard by management's internal grading system. The total collateral of these loans approximates $2,114,000.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2003 and December 31, 2002:

                                    MARCH 31, 2003              DECEMBER 31, 2002
                               -------------------------     ------------------------
                               PAST DUE                      PAST DUE
                               90 DAYS       NON-ACCRUAL     90 DAYS      NON-ACCRUAL
                               --------      -----------     --------     -----------
                                    (In Thousands)               (In Thousands)
Real estate                     $ --             178           $ --             61
Installment loans                 --              32             --            130
Commercial                        --             134            178             77
                                -----           ----           ----           ----
                                $ --             344           $178            268
                                =====           ====           ====           ====

Renegotiated loans              $ --             --            $ --            --
                                =====           ====           ====           ====

LIQUIDITY AND ASSET MANAGEMENT

     The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term more liquid earning assets and higher interest expense involved in extending liability maturities.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

     The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and managements strategies, among other factors.

     The Company's primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source.

     The Company's securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $2.4 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company's loan portfolio. At March 31, 2003, loans of approximately $33.9 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $14.9 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

     At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL POSITION

     At March 31, 2003, total stockholders' equity was $13,999,000 or 11.3% of total assets, which compares with $13,847,000 or 12.1% of total assets at December 31, 2002. The dollar increase in stockholders' equity during the three months ended March 31, 2003 results from the Company's income of $176,000 and a net $24,000 unrealized loss on available-for-sale securities.

     The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2003, the Company's total risk-based capital ratio was 15.9% and its Tier I risk-based capital ratio was 14.9%. At December 31, 2002, the Company's total risk-based capital ratio was 16.6% and its Tier I risk-based capital ratio was 15.6%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At March 31, 2003, the Company had a leverage ratio of 11.7% compared to 12.1% at December 31, 2002. It is management's objective to leverage the Bank to approximately a 10% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base and the opening of two branches in 2003.

     There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarters ended March 31, 2003 and 2002, the Company issued 0 and 1,400 shares, respectively, of its voting common stock in connection with the exercise of options and no shares were redeemed. No shares of the Company's common voting stock were redeemed for the year ending December 31, 2002. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

On March 25, 2003, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 15, 2003. The recommendation was to set the dividend rate for 2003 at 35% of 2002 earnings.

The Company opened a branch in Clarksville, Tennessee in the first quarter of 2003 and will open an additional branch in Dover, Tennessee in the third quarter of 2003 at an estimated cost of $1,000,000. Investments in facilities can be detrimental to the Company's earnings.

                        LEGENDS FINANCIAL HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

IMPACT OF INFLATION

     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.


ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits 99.1 and 99.2 consist of certificates required by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        LEGENDS FINANCIAL HOLDINGS, INC.
            --------------------------------------------------------
                                  (Registrant)




DATE:             May 13, 2003                      /s/      Billy Atkins
       -------------------------------              ---------------------------------------------------
                                                    Billy Atkins, President and Chief Executive Officer




DATE:             May 13, 2003                      /s/      Thomas Bates, Jr.
       -------------------------------              ---------------------------------------------------
                                                    Thomas Bates, Jr., Executive Vice President
                                                    and Chief Financial Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Billy Atkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Legends Financial Holdings, Inc. (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which would adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                    THE SARBANES-OXLEY ACT OF 2002, CONTINUED

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.




Date: May 13, 2003                     /s/  Billy Atkins
                                       ----------------------------------------
                                       Billy Atkins
                                       Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Thomas Bates, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Legends Financial Holdings, Inc. (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which would adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                    THE SARBANES-OXLEY ACT OF 2002, CONTINUED

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.



Date: May 13, 2003                    /s/ Thomas Bates, Jr.
                                      -----------------------------------------
                                      Thomas Bates, Jr.
                                      Chief Financial Officer

                        LEGENDS FINANCIAL HOLDINGS, INC.
                       INDEX TO EXHIBITS FOR FORM 10-QSB
                        FOR QUARTER ENDED MARCH 31, 2003


EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------
Exhibit 99.1         Certification pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002
