Form 10KSB/A
period 2002-12-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2003-05-22
CIK 1173991

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

Commission File Number: 0-50106

LEGENDS FINANCIAL HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Tennessee	32-0008963

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 North First Street, Clarksville, Tennessee	37040

(Address of principal executive offices)	Zip Code)

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

     EXPLANATORY NOTE: This Form 10-KSB/A is being filed in order to amend information previously filed in Part II, Item 7.

PART II

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

/s/ Maggart & Associates, P.C. Maggart & Associates, P.C.

January 22, 2003 Nashville, Tennessee

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

Consolidated Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	In Thousands
	(except per share amounts)
	2002	2001	2000

Interest income:
Interest and fees on loans	$4,925	4,461	3,397
Interest and dividends on taxable securities	1,084	1,324	1,180
Interest and dividends on securities exempt from Federal income taxes	17	—	—
Interest on loans held for sale	21	6	3
Interest on Federal funds sold	36	52	113

Total interest income	6,083	5,843	4,693

Interest expense:
Interest on negotiable order of withdrawal accounts	273	308	193
Interest on money market and savings accounts	308	419	538
Interest on certificates of deposits over $100,000	758	1,088	965
Interest on certificates of deposits — other	601	835	700
Interest on Federal funds purchased	12	12	6
Interest on advances from Federal Home Loan Bank	75	122	41
Interest on securities sold under repurchase agreements and short-term debt	8	—	—

Total interest expense	2,035	2,784	2,443

Net interest income before provision for possible loan losses	4,048	3,059	2,250
Provision for possible loan losses	703	307	246

Net interest income after provision for possible loan losses	3,345	2,752	2,004
Non-interest income:
Other fees and commissions	617	478	232
Gain on sale of securities	140	115	6

Total non-interest income	757	593	238

Non-interest expense:
Employee salaries and benefits	1,732	1,407	1,050
Occupancy expenses	250	242	135
Furniture and equipment expense	373	337	308
Other operating expenses	1,202	860	661

Total non-interest expense	3,557	2,846	2,154

Earnings before income taxes	545	499	88
Income tax benefit	49	—	—

Net earnings	$594	499	88

Basic earnings per common share	$.43	.36	.06

Diluted earnings per common share	$.43	.36	.06

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (the “Legends Financial”), Legends Bank (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial Holdings, Inc. Effective July 1, 2002, Legends Financial Holdings, Inc. became a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

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

Legends Financial follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan by Creditors for Impairment of a Loan -” and SFAS No. 118, “Accounting Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

Legends Financial Holdings, Inc.

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

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2002 and 2001 is as follows:

	In Thousands

	2002	2001

Commercial, financial and agricultural	$15,947	17,641
Installment	4,090	4,222
Real estate — mortgage	43,022	28,202
Real estate — construction	14,721	12,746

	77,780	62,811
Allowance for possible loan losses	(879)	(755)

	$76,901	62,056

At December 31, 2002, variable rate and fixed rate loans totaled $20,326,000 and $57,454,000, respectively. At December 31, 2001, variable rate and fixed rate loans totaled $29,304,000 and $33,507,000, respectively.

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands

	2002	2001

Balance, January 1	$2,460	2,431
New loans during the year	1,456	1,701
Repayments during the year	(1,518)	(1,672)

Balance, December 31	$2,398	2,460

Transactions in the allowance for possible loan losses of Legends Financial for the years ended December 31, 2002 and 2001 are summarized as follows:

	In Thousands

	2002	2001

Balance — beginning of year	$755	552
Provision charged to operating expense	703	307
Loans charged off	(628)	(109)
Recoveries	49	5

Net charge-offs	(579)	(104)

Balance — end of year	$879	755

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

(7)	Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank (FHLB) at December 31, 2002 and 2001 consist of the following:

			(IN THOUSANDS)
ORIGINAL		RATE AT
NOTE DATE	MATURITY DATE	DECEMBER 31, 2002	2002	2001

October 20, 2000	October 26, 2002	2.25%	$—	500
May 17, 2001	February 15, 2002	4.16%	—	1,000
July 18, 2001	July 18, 2002	2.52%	—	1,000
May 3, 2002	May 3, 2003	2.71%	500	—
July 15, 2002	July 15, 2003	1.92%	1,000	—

			$1,500	2,500

Interest on the $1,000,000 advance is based on the three months LIBOR (LIBOR plus 10 basis points) and is adjusted quarterly. The 2.71% rate on the $500,000 advance is fixed.

Loans totaling $2,025,000 were pledged to FHLB as collateral at December 31, 2002.

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(9)	Commitment and Contingencies

Legends Financial plans to open two branches in 2003 at a cost of approximately $1,500,000. One branch will be in Clarksville, Montgomery County, Tennessee and one in Dover, Stewart County, Tennessee.

Legends Financial currently has two leases related to the operation of two branches. One lease entered into in 1998 is for a period of five years and can be renewed for two consecutive five year terms. The other lease was entered into during 2001 and is for a period of three years and can be renewed for two consecutive three year terms.

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

(11)	Legends Financial Holdings, Inc. — Parent Company Financial Information

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

* Eliminated in consolidation.

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)	Legends Financial Holdings, Inc. — Parent Company Financial Information, Continued

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

*Eliminated in consolidation.

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)	Legends Financial Holdings, Inc. — Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Statement of Stockholders’ Equity

For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands

				Net Unrealized
				Gains On
		Additional	Retained	Available-
	Common	Paid-In	Earnings	For-Sale
	Stock	Capital	(Deficit)	Securities	Total

Acquisition by share exchange with Legends Bank, July 1, 2002	$1,143	12,446	(341)	115	13,363
Issuance of 6,720 shares of $1 par value common stock	7	50	—	—	57
Stock-split effected in the form of a stock dividend declared at 1 share for every 5 outstanding	229	(229)	—	—	—
Net change in unrealized gains on available-for-sale securities during the year, net of taxes of $97,000	—	—	—	43	43
Net earnings for the period July 1, 2002 (inception) through December 31, 2002	—	—	384	—	384

Balance December 31, 2002	$1,379	12,267	43	158	13,847

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)	Legends Financial Holdings, Inc. — Parent Company Financial Information, Continued

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)	Legends Financial Holdings, Inc. — Parent Company Financial Information, Continued

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

(14)	Regulatory Matters and Restrictions on Dividends

Legends Financial is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require Legends Financial to meet specific capital adequacy guidelines that involve quantitative measures of Legends Financial’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. Legends Financial’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect Legends Financial’s capital status and the amount of dividends Legends Financial may distribute.

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

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock, to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(15)	Stock Option Arrangement, Continued

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of Legends Financial. As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement. However, under SFAS No. 123, Legends Financial is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for Legends Financial’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, Legends Financial’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		In Thousands, Except Per Share Amounts

		2002	2001	2000

Net earnings	As Reported	$594	$499	$88
	Proforma	$518	$310	$58
Basic earnings	As Reported	$.43	$.36	$.06
per common share	Proforma	$.39	$.23	$.04
Diluted earnings	As Reported	$.43	$.36	$.06
per common share	Proforma	$.39	$.23	$.04

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

	In Thousands,
	Except Share and Per Share Amounts

	2002	2001	2000

Basic EPS Computation:
Numerator – Net earnings for the year	$594	$499	$88
Denominator — Weighted average number of common shares outstanding	1,374,200	1,369,968	1,355,899

Basic earnings per common share	$.43	$.36	$.06

Diluted EPS Computation:
Numerator – Net earnings for the year	$594	$499	$88

Denominator:
Weighted average number of common shares outstanding	1,374,200	1,369,968	1,355,899
Effect of stock options	15,376	16,930	8,159

	1,389,576	1,386,898	1,364,058

Diluted earnings per common share	$.43	$.36	$.06

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Legends Financial Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

LEGENDS FINANCIAL HOLDINGS, INC. (Registrant)

By:	/s/ Billy P. Atkins

Billy P. Atkins, President and Chief Executive Officer

Date:	5/6/03

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Billy P. Atkins and Thomas E. Bates, Jr., and each of them severally, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendment to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Billy P. Atkins

Billy P. Atkins, President and Chief Executive Officer

Date:	5/6/03

By:	/s/ Thomas E. Bates, Jr.

Thomas E. Bates, Jr., Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	5/6/03

By:	/s/ James D. Amos

James D. Amos

Date:	5/6/03

By:	/s/ Billy P. Atkins

Billy P. Atkins

Date:	5/6/03

By:	/s/ Mark Ray Barnett

Mark Ray Barnett

Date:

By:	/s/ Thomas E. Bates, Jr.

Thomas E. Bates, Jr.

Date:	5/6/03

By:	/s/ William D. Dickson, Sr.

William D. Dickson, Sr.

Date:	5/6/03

By:	/s/ Ronald Alan Goad

Ronald Alan Goad

Date:	5/6/03

By:	/s/ Dick Wright Littleton

Dick Wright Littleton

Date:	5/16/03

By:	/s/ David P. Nussbaumer

David P. Nussbaumer

Date:	05/06/03

By:	/s/ Pravin Chhagan Patel

Pravin Chhagan Patel

Date:	5/6/03

By:	/s/ Jimmy Terry, Sr.

Jimmy Terry, Sr.

Date:	5/14/2003

By:	/s/ Francis Gene Washer

Francis Gene Washer

Date:

By:	/s/ Ralph D. Weiland

Ralph D. Weiland

Date:	5/6/03