Form 10QSB
period 2003-06-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2003-08-12
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

     ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from                      to

Commission File No. 0-50106

LEGENDS FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

TENNESSEE

(State or other jurisdiction of incorporation or organization)

32-0008963

(I.R.S. Employer Identification No.)

310 North First Street, Clarksville, TN 37050

(Address of principal executive offices)

(931) 503-1234

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $1.00 par value, outstanding: 1,380,303 shares at August 8, 2003

     Transitional Small Business Disclosure Format (check one):    Yes ☐             No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited consolidated financial statements of the Registrant are as follows:

Consolidated Balance Sheets — June 30, 2003 and December 31, 2002.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2003 and 2002.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2003 and 2002.

Consolidated Statement of Cash Flows — For the six months ended June 30, 2003 and 2002.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Unaudited)

	June 30,	December 31,
	2003	2002

	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,034,000 and $879,000 respectively	$82,042	$76,901
Securities available-for-sale, at market (amortized cost of $34,980,000 and $24,338,000, respectively)	35,346	24,593
Loans held for sale	93	1,687
Federal funds sold	53	1,225

Total earning assets	117,534	104,406

Cash and due from banks	7,406	5,287
Bank premises and equipment, net	4,404	4,079
Accrued interest receivable	616	511
Other assets	226	118
Deferred tax asset, net	230	133
Goodwill	153	—

Total assets	$130,569	$114,534
Liabilities and Stockholders’ Equity
Deposits	$108,838	$94,971
Securities sold under repurchase agreement	6,016	3,682
Advances from Federal Home Loan Bank	1,000	1,500
Accrued interest payable	225	366
Income taxes payable	226	54
Accounts payable and other liabilities	171	114

Total liabilities	116,476	100,687

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000, 1,379,083 issued and outstanding, respectively	1,379	1,379
Additional paid-in capital	12,267	12,267
Retained earnings	221	43
Net unrealized gains on available-for-sale securities, net of income taxes of $140,000 and $97,000, respectively	226	158

Total stockholders’ equity	14,093	13,847

Total liabilities and stockholders’ equity	$130,569	$114,534

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In Thousands		(In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$1,414	$1,204	$2,742	$2,333
Interest and dividends on taxable securities	303	310	578	565
Interest on Federal funds sold	13	9	18	13

Total interest income	1,730	1,523	3,338	2,911

Interest expense:
Interest on negotiable order of withdrawal accounts	81	74	161	130
Interest on money market and savings accounts	74	81	143	160
Interest on certificates of deposits	271	333	534	740
Interest on Federal funds purchased	—	5	4	10
Interest on short-term borrowings	13	18	25	38

Total interest expense	439	511	867	1,078

Net interest income before provision for possible loan losses	1,291	1,012	2,471	1,833
Provision for possible loan losses	49	210	135	257

Net interest income after provision for possible loan losses	1,242	802	2,336	1,576

Non-interest income:
Service charges on deposit accounts	131	74	221	136
Other fees and commissions	99	59	256	117
Security gains	—	48	—	91

Total non-interest income	230	181	477	344

Non-interest expenses:
Employee salaries and benefits	528	415	1,054	821
Occupancy expenses, net	68	61	135	122
Furniture and equipment expense	115	93	213	177
Data processing expense	75	56	144	107
Advertising expense	25	29	47	67
Other operating expenses	297	219	553	399
Loss on other real estate	—	1	—	17

Total non-interest expense	1,108	874	2,146	1,710

Earnings before income taxes	364	109	667	210
Income taxes	155	—	282	—

Net earnings	$209	$109	$385	$210

Basic earnings per common share	$.15	$.08	$.28	$.15

Diluted earnings per common share	$.15	$.08	$.27	$.15

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$209	$109	$385	$210

Other comprehensive earnings:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $58,000, $0, $43,000 and $0, respectively	92	359	68	161
Less: reclassification adjustment for gains included in net earnings	—	(48)	—	(91)

Other comprehensive earnings	92	311	68	70

Comprehensive earnings	$301	$420	$453	$280

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$3,222	$2,827
Gain on sale of securities	—	91
Fees received	477	253
Interest paid	(863)	(1,240)
Cash paid to suppliers and employees	(2,031)	(1,649)
Proceeds from sale of loans	7,247	3,326
Originations of loans held for sale	(5,653)	(2,929)
Taxes paid	(249)	(31)

Net cash provided by operating activities	2,150	648

Cash flows from investing activities:
Purchase of available-for-sale securities	(18,744)	(12,247)
Proceeds from maturities, calls and principal payments of available-for-sale securities	7,961	2,121
Loans made to customers, net of repayments	(4,039)	(8,662)
Purchase of bank premises and equipment	(491)	(383)
Proceeds from sales of available-for-sale securities	—	6,468
Proceeds from sale of other real estate	—	174
Proceeds from acquisition of NBC, net	1,334	—

Net cash used in investing activities	(13,979)	(12,529)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	8,871	14,695
Net increase (decrease) in time deposits	2,278	(2,151)
Decrease in Fed Funds purchased	—	(483)
Proceeds from sale of common stock	—	13
Proceeds from short-term borrowings	—	2,000
Dividends paid	(207)	—
Increase in repurchase agreements	2,334	—
Repayment of Federal Home Loan Bank advance	(500)	—

Net cash provided by financing activities	12,776	14,074

Net increase in cash and cash equivalents	947	2,193
Cash and cash equivalents at beginning of period	6,512	3,826

Cash and cash equivalents at end of period	$7,459	$6,019

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$385	$210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	306	184
Provision for possible loan losses	135	257
Increase in accrued interest receivable	(105)	(77)
Increase in other assets	(108)	(137)
Decrease in accrued interest payable	(147)	(206)
Increase in other liabilities	57	20
Decrease in loans held for sale	1,594	397
Decrease in deferred taxes	33	—

Total adjustments	1,765	438

Net cash provided by operating activities	$2,150	$648

Supplemental Schedule of Non-Cash Activities:
Unrealized loss in values of securities available-for-sale	$(138)	$70

Increase in deferred taxes	$—	$81

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial”) or (“the Company”), Legends Bank (“Legends Bank”) and its wholly-owned subsidiary, Legends Financial Services, Inc. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial. Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. For quarters after June 30, 2002, Legends Bank will be included in the consolidated financial statements of its parent, Legends Financial, which is subject to the rules and regulations of the Securities and Exchange Commission. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes, all financial information of Legends Bank prior to the reorganization has been presented or included in all financial information of Legends Financial.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Legends Financial as of June 30, 2003 and December 31, 2002, the results of operations for the three months and six months ended June 30, 2003 and 2002, comprehensive earnings for the three months and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2002 financial statements presented in Legends Financial’s December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$879	$755
Add (deduct):
Losses charged to allowance	(11)	(222)
Recoveries credited to allowance	31	48
Provision for loan losses	135	257

Balance, June 30, 2003 and 2002, respectively	$1,034	$838

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Allowance for Loan Losses, Continued

The provision for loan losses was $135,000 and $257,000 for the first six months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors includes growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

Acquisition

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area. The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)

Loans including overdrafts assumed	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

Goodwill arising from this transaction will be evaluated on an annual basis.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At June 30, 2003, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 23,100 shares have been exercised). At March 31, 2003, 84,900 shares have been granted and not exercised. Of these shares 63,780 are exercisable as of June 30, 2003.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

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

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At June 30, 2003, 177,380 shares of the options had been granted at $18.75 per share (3,480 shares have been forfeited and no shares have been exercised). At June 30, 2003, 177,380 shares had been granted and not exercised of which 117,659 were exercisable.

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

		In Thousands, Except Per Share Amounts

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

Net earnings	As Reported	$209	$109	$385	$210
	Proforma	$185	$85	$337	$162
Basic earnings	As Reported	$.15	$.08	$.28	$.15
per common share	Proforma	$.13	$.06	$.24	$.12
Diluted earnings	As Reported	$.15	$.08	$.27	$.15
per common share	Proforma	$.13	$.06	$.24	$.12

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements, Continued

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

Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 138 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Bank the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options and warrants.

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator — net earnings available to common shareholders	$209	$109	$385	$210

Denominator — weighted average number of common shares outstanding	1,379,083	1,372,382	1,379,083	1,372,177

Basic earnings per common share	$.15	$.08	$.28	$.15

Diluted EPS Computation:
Numerator	$209	$109	$385	$210

Denominator:
Weighted average number of common shares outstanding	1,379,083	1,372,177	1,379,083	1,372,177
Dilutive effect of stock options	31,630	17,016	31,630	17,016

	1,410,713	1,389,193	1,410,713	1,389,193

Diluted earnings per common share	$.15	$.08	$.27	$.15

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Company’s December 31, 2002 financial statements included in Amendment No. 1 to the Company’s Form 10-K, filed with the Securities Exchange Commission on May 22, 2003 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although management believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. Management is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Results of Operations

     The Company had net earnings of $209,000 and $385,000 for the three and six months ended June 30, 2003 as compared to $109,000 and $210,000 in earnings for the same period in 2002. The increase in earnings is the result of continued growth in the assets of the Company. On a per share basis, the net earnings for the three and six months ended June 30, 2003, resulted in basic and diluted earnings per share of $0.15 and basic and diluted earnings per share of $0.28 and $0.27, respectively. For the same period in 2002, the net earnings resulted in basic and diluted earnings per common share of $0.08 and $0.15, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the six months ended June 30, 2003 and 2002 was $3,338,000 and $2,911,000, respectively. Total interest expense for the six months ended June 30, 2003 and 2002 was $867,000 and $1,078,000, respectively. This resulted in an increase in net interest income of $638,000 or 34.8% during the first six months of 2003 as compared to the comparable period in the prior year. Total interest income for the three months ended June 30, 2003 and 2002 was $1,730,000 and $1,523,000, respectively. Total interest expense for the three months ended June 30, 2003 and 2002 was $439,000 and $511,000. The foregoing resulted in an increase in net interest income of $279,000 or 27.6% during the three months ended June 30, 2003 as compared to the same period in the prior year. The increase is due primarily to continued growth of the Bank and a decrease in higher yielding time deposits during 2002. Interest rates are expected to remain relatively stable or increase slightly in 2003. Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2003 to provide for greater net interest margin. Management also believes they are adequately positioned to maintain profitability if interest rates fluctuate.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three and six month period ended June 30, 2003 was $49,000 and $135,000, respectively, as compared to $210,000 and $257,000, respectively, for the same periods in 2002. The provision for loan losses raised the allowance for possible loan losses to $1,034,000 at June 30, 2003, an increase of 17.6% from $879,000 at December 31, 2002. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 2003 to be adequate. The allowance for loan losses was 1.24% and 1.13% of loans outstanding at June 30, 2003 and December 31, 2002, respectively.

Non-Interest Income

     The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions and security gains. Non-interest income, excluding securities transactions, increased $133,000 or 38.7% during the six months ended June 30, 2003 as compared to the same period in 2002. The increase for the quarter ended June 30, 2003 was $49,000 or 27.1% as compared to the same period in 2002. The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions and the addition of lock box services. Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2003 due to growth of the Company.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Non-Interest Expense

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense and other operating expenses. Non-interest expense increased $436,000 or 25.5% during the six months ended June 30, 2003 as compared to the same period in 2002. The increase for the quarter ended June 30, 2003 was $234,000 or 26.8% as compared to the same period in 2002. The increases in non-interest expense are attributable primarily to increases in salaries and benefits, an increase in occupancy expenses due to continued growth of the Company, and opening of a new branch in 2003. Other operating expenses for the six months ended June 30, 2003 increased to $553,000 from $399,000 for the first six months of 2002. These expenses include taxes, supplies, communications and general operating costs which increased as a result of continued growth of the Company.

Financial Condition

     Balance Sheet Summary. The Company’s total assets increased 14.0% to $130,569,000 at June 30, 2003 from $114,534,000 at December 31, 2002. Loans, net of allowance for possible loan losses, totaled $82,042,000 at June 30, 2003, a 6.7% increase compared to $76,901,000 at December 31, 2002. Investment securities increased $10,753,000 or 43.7% to $35,346,000 at June 30, 2003. The increase in securities included a net unrealized gain of $111,000 during the six month period ending June 30, 2003. Federal funds sold decreased to $53,000 at June 30, 2003. The Federal funds sold were used primarily to provide funding for loan growth and security purchases.

     Total liabilities increased by 15.7% to $116,476,000 for the six months ended June 30, 2003 compared to $100,687,000 at December 31, 2002. This increase was composed primarily of a $13,867,000 increase in total deposits during the six months ended June 30, 2003.

     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Financial Condition, Continued

     The Company’s first mortgage single family residential and consumer loans which total approximately $17,528,000 and $4,209,000, respectively at June 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2003 and December 31, 2002, the Company had $319,000 and $268,000, respectively, of loans on nonaccrual status.

     Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2003 and 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of June 30, 2003, the Company had impaired loans totaling $1,864,000. A specific allocation of $384,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $10,000 and the average recorded investment for the six months ended June 30, 2003 was $199,000. At December 31, 2002, impaired loans totaled $2,013,000 and had specific allowance for possible loan losses of $244,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard and special mention by management’s internal grading system. The total collateral of these loans approximates $2,161,000.

     The following schedule details selected information as to non-performing loans of the Bank at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate loans	$—	$178	$—	$61
Installment loans	—	33	—	130
Commercial	—	108	178	77

	$—	$319	$178	$268

Renegotiated loans	$—	$—	$—	$—

Liquidity and Asset Management

     The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term more liquid earning assets and higher interest expense involved in extending liability maturities.

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

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

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

     The Company’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source.

     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $2,315 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2003, loans of approximately $36.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $16.5 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

     At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Position and Dividends

     At June 30, 2003, total stockholders’ equity was $14,093,000 or 10.8% of total assets, which compares with $13,847,000 or 12.1% of total assets at December 31, 2002. The dollar increase in stockholders’ equity during the six months ended June 30, 2003 results from the Bank’s income of $385,000, a net $68,000 unrealized gain on available-for-sale securities which was offset by a dividend paid of $207,000.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Capital Position and Dividends, Continued

     The Bank’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Bank to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2003, the Bank’s total risk-based capital ratio was 15.61% and its Tier I risk-based capital ratio was 14.52%. At December 31, 2002, the Bank’s total risk-based capital ratio was 16.6% and its Tier I risk-based capital ratio was 15.6%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Bank is 4%. At June 30, 2003, the Bank had a leverage ratio of 10.66% compared to 12.1% at December 31, 2002. The ratios are high when compared to industry averages and result from the fact that the Bank is a newly chartered institution. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarter ended June 30, 2003, the Company did not issue or redeem any shares of its voting common stock. No shares of the Company’s voting common stock were redeemed for the year ending December 31, 2002. During the three months ended June 30, 2003, the Company issued no shares in connection with its stock option plan. Privately negotiated trades may not be reliable indicators of value.

     On March 25, 2003, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 15, 2003. The recommendation was to set the dividend rate for 2003 at 35% of 2002 earnings. On May 15, 2003, the dividends were paid in the amount of $207,000 or $.15 per share of voting common stock.

     The Company opened a branch in Clarksville, Tennessee in the first quarter of 2003 and will open an additional branch in Dover, Tennessee in the fourth quarter of 2003 at an estimated cost of $1,000,000. Investments in facilities can be detrimental to the Company’s earnings.

Impact of Inflation

     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Bank’s results of operations.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the Company’s stockholders was held April 15, 2003.

(b)	The following members of the board of directors were each reelected as Class I directors to serve for additional three year terms or until their respective successors are duly elected and qualified.

James D. Amos David Nussbaumer Gene Washer Doug Weiland

The term of office for the following members of the board of directors continued after the meeting: Mark R. Barnett, Dwight Dickson, Ronald Goad and Jimmy Terry, Sr. (Class II); and Billy P. Atkins, Thomas E. Bates, Dick Littleton and Pravin C. Patel (Class III).

(c)	(1) The following directors were elected by the following tabulation:

	Number
	of				Broker
	Shares				Non-
	Voting	For	Against	Abstain	Votes

James D. Amos	770,462	754,196	3,786	12,480	0
David Nussbaumer	770,462	749,996	7,866	12,600	0
Gene Washer	770,462	738,152	23,100	9,210	0
Doug Weiland	770,462	742,316	14,646	13,500	0

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

(c)	Continued:

(2)	The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

Number
of				Broker
Shares				Non-
Voting	For	Against	Abstain	Votes

770,462	758,982	0	11,480	0

(d)	None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	31.1	Rule 13a-14(a)/15d-14(a) Certification.

	31.2	Rule 13a-14(a)/15d-14(a) Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Bank caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS BANK

(Registrant)

DATE:	August 8, 2003	/s/ Billy Atkins Billy Atkins, President and Chief Executive Officer

DATE:	August 8, 2003	/s/ Thomas Bates Thomas Bates, Executive Vice President and Chief Financial Officer