Form 10QSB
period 2003-09-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2003-11-13
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]     No  [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $1.00 par value, outstanding: 1,381,029 shares at November 7, 2003

     Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements of the registrant are as follows:

Consolidated Balance Sheets — September 30, 2003 and December 31, 2002.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2003 and 2002.

Consolidated Statements of Comprehensive Earnings (Loss) — For the three months and nine months ended September 30, 2003 and 2002.

Consolidated Statement of Cash Flows — For the nine months ended September 30, 2003 and 2002.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2003 and December 31 2002

(Unaudited)

	September 30,	December 31,
	2003	2002

	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,076,000 and $879,000, respectively	$90,496	$76,901
Securities available-for-sale, at market (amortized cost of $33,327,000 and $24,338,000, respectively)	32,843	24,593
Loans held for sale	—	1,687
Federal funds sold	—	1,225

Total earning assets	123,339	104,406

Cash and due from banks	7,055	5,287
Bank premises and equipment, net	4,821	4,079
Other real estate	77	—
Accrued interest receivable	550	511
Other assets	276	118
Deferred tax asset, net	415	133
Goodwill	153	—

Total assets	$136,686	$114,534

Liabilities and Stockholders’ Equity
Deposits	$113,411	$94,971
Securities sold under repurchase agreement	660	3,682
Advances from Federal Home Loan Bank	6,998	1,500
Federal funds purchased	1,375	—
Accrued interest payable	259	366
Income taxes payable	—	54
Accounts payable and other liabilities	239	114

Total liabilities	122,942	100,687

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000, 1,380,303 and 1,379,083 shares issued and outstanding, respectively	1,380	1,379
Additional paid-in capital	12,276	12,267
Retained earnings	387	43
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (benefit) of ($185,000) and $97,000, respectively	(299)	158

Total stockholders’ equity	13,744	13,847

Total liabilities and stockholders’ equity	$136,686	$114,534

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands		(In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$1,462	$1,296	$4,204	$3,629
Interest and dividends on taxable securities	257	282	835	847
Interest on Federal funds sold	1	8	19	21

Total interest income	1,720	1,586	5,058	4,497

Interest expense:
Interest on negotiable order of withdrawal accounts	66	72	227	202
Interest on money market and savings accounts	55	80	198	240
Interest on certificates of deposits	271	312	805	1,052
Interest on Federal funds purchased	11	—	15	10
Interest on short-term borrowings	15	23	40	61

Total interest expense	418	487	1,285	1,565

Net interest income before provision for possible loan losses	1,302	1,099	3,773	2,932
Provision for possible loan losses	60	257	195	514

Net interest income after provision for possible loan losses	1,242	842	3,578	2,418

Non-interest income:
Service charges on deposit accounts	118	76	339	212
Other fees and commissions	111	92	367	209
Security gains	—	51	—	142

Total non-interest income	229	219	706	563

Non-interest expenses:
Employee salaries and benefits	574	440	1,628	1,261
Occupancy expenses, net	72	65	207	187
Furniture and equipment expense	106	85	319	262
Data processing expense	91	60	235	167
Advertising expense	31	28	78	95
Other operating expenses	274	212	827	611
Loss on other real estate	2	—	2	17
Loss on securities sold	6	—	6	—

Total non-interest expense	1,156	890	3,302	2,600

Earnings before income taxes	315	171	982	381
Income taxes	149	—	431	—

Net earnings	$166	$171	$551	$381

Basic earnings per common share	$.12	$.15	$.40	$.33

Diluted earnings per common share	$.12	$.15	$.39	$.33

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$166	$171	$551	$381

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes (benefit) of ($328,000), $0, ($284,000) and $0, respectively	(529)	199	(461)	360
Less: reclassification adjustment for (gains) losses included in earnings, net of taxes (benefit) of $2,000, $0, $2,000 and $0, respectively	4	(51)	4	(142)

Other comprehensive earnings (loss)	(525)	148	(457)	218

Comprehensive earnings (loss)	$(359)	$319	$94	$599

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$5,002	$4,412
Fees received	706	421
Interest paid	(1,137)	(1,493)
Cash paid to suppliers and employees	(3,075)	(2,578)
Proceeds from sale of loans	9,701	6,746
Originations of loans held for sale	(8,014)	(6,385)
Taxes paid	(484)	(55)

Net cash provided by operating activities	2,699	1,068

Cash flows from investing activities:
Purchase of available-for-sale securities	(23,967)	(17,588)
Proceeds from maturities/calls and principal payments of available-for-sale securities	12,874	3,948
Loans made to customers, net of repayments	(12,630)	(12,403)
Purchase of bank premises and equipment	(996)	(480)
Proceeds from sales of available-for-sale securities	1,853	9,626
Proceeds from sales of other real estate	—	174
Proceeds from acquisition of NBC, net	1,334	—

Net cash used in investing activities	(21,532)	(16,723)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	4,049	21,477
Net increase (decrease) in time deposits	11,673	(2,596)
Increase (decrease) in Federal funds purchased	1,375	(483)
Proceeds from sale of common stock	10	46
Dividends paid	(207)	—
Increase in Federal Home Loan Bank advance	5,498	—
Decrease in repurchase agreements, net	(3,022)	—
Proceeds from short-term borrowings	—	500

Net cash provided by financing activities	19,376	18,944

Net increase in cash and cash equivalents	543	3,289
Cash and cash equivalents at beginning of period	6,512	3,826

Cash and cash equivalents at end of period	$7,055	$7,115

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statement of Cash Flows, Continued

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$551	$381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	498	283
Provision for possible loan losses	195	514
Securities (gains) losses	6	(142)
Increase in accrued interest receivable	(39)	(75)
Decrease in deferred tax asset	(53)	(55)
Increase in other assets	(158)	(174)
Decrease in accrued interest payable	(113)	(146)
Decrease in loans held for sale	1,687	361
Increase in other liabilities and accounts payable	125	121

Total adjustments	2,148	687

Net cash provided by operating activities	$2,699	$1,068

Supplemental Schedule of Non-Cash Activities:
Unrealized gain (loss) on securities available-for-sale, net of tax (benefit) of ($282,000) and $0, respectively	$(457)	$218

Non-cash transfers from loans to other real estate	$77	$—

See accompanying notes to financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Company”) or (“Legends Financial”), Legends Bank (“Bank”) or (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial Holdings, Inc. Effective July 1, 2002, Legends Financial Holdings, Inc. became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of the Bank prior to the reorganization has been presented or included in the financial information of the Company.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2003 and December 31, 2002 and the results of operations for the three months and nine months ended September 30, 2003 and 2002, comprehensive earnings for the three months and nine months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2002 financial statements presented in the Bank’s December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$879	$755
Add (deduct):
Losses charged to allowance	(30)	(618)
Recoveries credited to allowance	32	49
Provision for loan losses	195	514

Balance, September 30, 2003 and 2002, respectively	$1,076	$700

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements, Continued

(Unaudited)

Allowance for Loan Losses, Continued

The provision for loan losses was $195,000 and $514,000 for the first nine months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Stock Dividend

On September 17, 2002, the Board of Directors of Legends Financial approved a stock-split effected in the form of a one-for-five stock dividend. The stock dividend also applied to all option arrangements and as such the number of options, exercise prices and related earnings per share disclosures have been retroactively adjusted to reflect the stock-split effected in the form of a dividend.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At September 30, 2003, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 24,320 shares have been exercised). At September 30, 2003, 83,680 shares have been granted and not exercised. Of these shares 62,560 are exercisable as of September 30, 2003.

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At September 30, 2003, 177,380 shares of the options had been granted at $18.75 per share (3,480 shares have been forfeited and no shares have been exercised). At September 30, 2003, 177,380 shares had been granted and not exercised of which 117,659 were exercisable.

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

	In Thousands, Except Per Share Amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	As Reported	$166	$171	$551	$381
	Proforma	$142	$147	$479	$309
Basic earnings	As Reported	$.12	$.15	$.40	$.33
per common share	Proforma	$.11	$.15	$.35	$.27
Diluted earnings	As Reported	$.12	$.15	$.39	$.33
per common share	Proforma	$.10	$.15	$.34	$.27

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements, Continued

(Unaudited)

Earnings Per Share, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator – net earnings (loss) available to common shareholders	$166	$171	$551	$381

Denominator — weighted average number of common shares outstanding	1,379,985	1,144,827	1,379,387	1,143,731

Basic earnings per common share	$.12	$.15	$.40	$.33

Diluted EPS Computation:
Numerator	$166	$171	$551	$381

Denominator:
Weighted average number of common shares outstanding	1,379,985	1,144,827	1,379,387	1,143,731
Dilutive effect of stock options	31,165	12,204	31,165	12,204

	1,411,150	1,157,031	1,410,552	1,155,935

Diluted earnings per common share	$.12	$.15	$.39	$.33

LEGENDS BANK

Form 10-QSB

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Bank’s December 31, 2002 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

     Management’s discussion of the Company and management’s analysis of the Bank’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Management is not aware of any significant internal controls or in other factors that could significantly affect internal controls subsequent to the date of this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

Results of Operations

     The Company had net earnings of $551,000 for the nine months ended September 30, 2003 as compared to a $381,000 net earnings for the same period in 2002. The lower earnings in the prior period were due primarily to employee salaries and other operating expenses necessary to operate a newly opened financial institution. These operating costs are being offset in the current year by interest and other income being generated from operations. On a per share basis, the Company achieved basic earnings of $.40 and $.33 per common share and diluted earnings per common share of $.39 and $.33 for the nine months ended September 30, 2003 and 2002, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the nine months ended September 30, 2003 and 2002 was $5,058,000 and $4,497,000, respectively. Total interest expense for the nine months ended September 30, 2003 and 2002 was $1,285,000 and $1,565,000, respectively. This resulted in an increase in net interest income of $841,000 or 28.7% during the first nine months of 2003 as compared to the comparable period in the prior year. Total interest income for the three months ended September 30, 2003 and 2002 was $1,720,000 and $1,586,000, respectively. Total interest expense for the three months ended September 30, 2003 and 2002 was $418,000 and $487,000. The foregoing resulted in an increase in net interest income of $203,000 or 18.5% during the three months ended September 30, 2003 as compared to the same period in the prior year. The increases are a result of decreases in interest rates which had a larger impact on interest expense than interest income. Interest rates are expected to remain stable or increase slightly before year end. However, management believes that a satisfactory level of loans and deposits can be originated during the remainder of 2003 to provide for greater net interest margin. Management also believes they are adequately positioned to maintain profitability if interest rates fluctuate.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the nine month period ended September 30, 2003 was $195,000 as compared to $514,000 for the same period in 2002. The large provision in the prior year was to account for one large loan relationship charge-off. The provision for loan losses raised the allowance for possible loan losses to $1,076,000 at September 30, 2003, an increase of 22.4% from $879,000 at December 31, 2002. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 2003 to be adequate. The allowance for loan losses was 1.18% and 1.13% of loans outstanding at September 30, 2003 and December 31, 2002.

Non-Interest Income

     The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions and security gains. Non-interest income, excluding securities transactions, increased $285,000 or 67.7% during the nine months ended September 30, 2003 as compared to the same period in 2002. The increase for the quarter ended September 30, 2003 was $61,000 or 36.3% as compared to the same period in 2002. The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions and the addition of lock box services. Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2003 due to growth of the Company.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Non-Interest Expense

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense and other operating expenses. Non-interest expense, excluding securities transactions, increased $696,000 or 26.8% during the nine months ended September 30, 2003 as compared to the same period in 2002. The increase for the quarter ended September 30, 2003 was $260,000 or 29.2% as compared to the same period in 2002. The increases in non-interest expense are attributable primarily to increases in salaries and benefits associated with an increase in the number of employees necessary to support the Company’s expanded operations, which includes the addition of a new branch office and certain pre-opening costs associated with opening an additional branch in Dover, Tennessee in November, 2003. The increase in occupancy expenses was also due to the Company’s expanded operations. Other operating expenses for the nine months ended September 30, 2003 increased to $827,000 from $611,000 for the first nine months of 2002. These expenses include supplies and general operating costs which increased as a result of continued growth of the Company.

Financial Condition

     Balance Sheet Summary. The Company’s total assets increased 19.3% to $136,686,000 at September 30, 2003 from $114,534,000 at December 31, 2002. Loans, net of allowance for possible loan losses, totaled $90,496,000 at September 30, 2003, a 17.7% or $13,595,000 increase compared to $76,901,000 at December 31, 2002. Investment securities increased $8,250,000 or 33.5% to $32,843,000 at September 30, 2003. The increase in securities was net of an unrealized loss of $739,000 during the nine month period ending September 30, 2003. Federal funds sold decreased $1,225,000 to $0 at September 30, 2003.

     Total liabilities increased by 22.1% to $122,942,000 for the nine months ended September 30, 2003 compared to $100,687,000 at December 31, 2002. This increase was composed primarily of a $18,440,000 increase in total deposits during the nine months ended September 30, 2003 and a $5,498,000 increase in advances from Federal Home Loan Bank. Federal funds purchased increased $1,375,000 at September 30, 2003 from $0 at December 31, 2002.

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

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $20,273,000, $4,461,000 and $0, respectively at September 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2003 impaired loans which had been placed on non-accrual status totaled $341,000. There were $268,000 of non-accrual loans outstanding at December 31, 2002.

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

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of September 30, 2003, the Company had impaired loans totaling $1,930,000. A specific allocation of $353,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $109,000 and the average recorded investment for the nine months ended September 30, 2003 was $1,951,000. At December 31, 2002, impaired loans totaled $2,013,000 and had specific allowance for possible loan losses of $244,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard and special mention by management’s internal grading system. The total collateral of these loans as of September 30, 2003 approximates $2,277,000.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 2003:

	September 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate loans	$—	$179	$—	$61
Installment loans	—	28	—	130
Commercial	—	134	178	77

	$—	$341	$178	$268

Renegotiated loans	$—	$—	$—	$—

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

     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.9 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2003, loans of approximately $34.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $19.8 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

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

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Capital Position and Dividends

     At September 30, 2003, total stockholders’ equity was $13,744,000 or 10.1% of total assets, which compares with $13,847,000 or 12.1% of total assets at December 31, 2002. The dollar decrease in stockholders’ equity during the nine months ended September 30, 2003 results from the Bank’s earnings of $551,000, a $457,000 unrealized loss on available-for-sale securities, net of tax and proceeds from sales of common stock totaling $10,000 which was offset by a dividend paid of $207,000.

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2003, the Company’s total risk-based capital ratio was 14.7% and its Tier I risk-based capital ratio was 13.6%. At December 31, 2002, the Company’s total risk-based capital ratio was 16.6% and its Tier I risk-based capital ratio was 15.6%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At September 30, 2003, the Company had a leverage ratio of 10.5% compared to 12.1% at December 31, 2002. It is management’s objective to leverage the Company to approximately a 10% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarter ended September 30, 2003, the Company did not redeem any shares of its voting common stock and issued 1,220 shares at $8.33 per share in conjunction with its stock option plan. No shares of the Company’s common voting stock were redeemed for the year ending December 31, 2002. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

     On March 25, 2003, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 15, 2003. The recommendation was to set the dividend rate for 2003 at 35% of 2002 earnings. On May 15, 2003, the dividends were paid in the amount of $207,000 or $.15 per share of voting common stock.

Impact of Inflation

     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 3. Controls and Procedures

     The senior management of the Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no changes in our internal controls over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Shares of the Company’s common stock were issued to Directors and/or employees during the period covered by this quarterly report pursuant to the Company’s Stock Option Plan upon the exercise of stock options as follows:

	Number of
	Shares of
	Common
Date of Sale	Stock Sold	Price Per Share

7/24/03	1,220	$8.33

The aggregate proceeds of the shares sold were $10,163.

There were no underwriters and no underwriting discounts of commissions. All sales were for cash.

The stock options were issued and subsequent common stock upon exercise of stock options was issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.   OTHER INFORMATION

None

PART II. OTHER INFORMATION, CONTINUED

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.

(Registrant)

DATE:	November 7, 2003	/s/ Billy Atkins

Billy Atkins, President and Chief Executive Officer

DATE:	November 7, 2003	/s/ Thomas Bates

Thomas Bates, Executive Vice President and Chief Financial Officer