Form 10KSB
period 2003-12-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2004-03-29
CIK 1173991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

Commission File Number: 0-50106

LEGENDS FINANCIAL HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Tennessee	32-0008963

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 North First Street, Clarksville, Tennessee	37040

(Address of principal executive offices)	(Zip Code)

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

YES [X]         NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer’s revenues for the fiscal year ended December 31, 2003 were $7,952,000.

     The aggregate market value of the issuer’s voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 2003, is $21,464,370 for 1,192,465 shares, at an estimated $18.00 per share.

     As of December 31, 2003, 1,381,749 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement, which were filed with the Securities and Exchange Commission on March 17, 2004, are incorporated by reference into Part III of this annual report on Form 10-KSB.

CROSS REFERENCE INDEX
TO
FORM 10-KSB

     Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from Legends Financial’s definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from Legends Financial’s definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. Legends Financial filed a definitive proxy statement with the Securities and Exchange Commission on March 17, 2004.

CAUTIONARY STATEMENT CONCERNING
FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB of Legends Financial Holdings, Inc., a Tennessee corporation (“Legends Financial” or the “Company”), contains or incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the “safe harbors” created thereby. Those statements include, but may not be limited to, the discussions of Legends Financial’s expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

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

     Legends Bank is a banking corporation incorporated under the laws of Tennessee in 1998. Legends Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”), up to the maximum applicable limits thereof. Legends Bank has its main office at 310 North First Street, Clarksville, Tennessee, and branch locations at 2250-O Wilma Rudolph Boulevard, 1950 Madison Street, 140 Dover Crossing Road, each in Clarksville, and 300 Donelson Parkway in Dover, Tennessee.

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

     During 2002, Legends Bank formed a wholly owned subsidiary, Legends Financial Services, Inc. The subsidiary is affiliated with Linsco/Private Ledger and offers customers a wide array of financial products. Through its subsidiary, Legends Bank is able to offer annuities, stock, bonds, mutual funds as well as other investment products. These investment products are not federally insured and there is possibility of principal loss.

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

Employees

     As of December 31, 2003, Legends Bank had 53 full-time employees, of which 23 were Bank officers, and 5 people employed on a part-time basis. Legends Bank’s employees are not represented by any union or other collective bargaining agreement and Legends Bank believes its employee relations are satisfactory.

Investment Policy

     The objective of Legends Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for Legends Bank, yet still maintain sufficient liquidity to meet fluctuations in Legends Bank’s loan demand and deposit structure. In doing so, Legends Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of Legends Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. Thomas Bates, Jr. and Lee Pedigo are authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. All the investment transactions occurring since the previous board of directors’ meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide Legends Bank’s needed liquidity and longer term securities purchased to generate level income for Legends Bank over periods of interest rate fluctuations.

Loan Portfolio

     Legends Bank had a total of $105 million in loans at December 31, 2003. As the loan portfolio is concentrated in Montgomery County, there is a risk that the ability of borrowers to repay the loans could be affected by changes in local economic conditions. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of real estate loans, term loans, or lines of credit. Maturity of term loans is normally limited to three to five years. Conventional real estate loans may be made up to 89% of the appraised value or purchase cost of the real estate, with maturities generally 5 years or less and amortization not to exceed 30 years. Installment loans are based on the earning capacity and vocational stability of the borrower.

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

     The Executive Loan Committee approves loans over $750,000 while the Board of Directors approves loans of $2,000,000 or more and reviews all new loans made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

     Real Estate Loans. Commercial real estate loans are secured primarily by office, industrial and retail properties located in Clarksville. Included in this category are loans secured by farmland. These types of loans amounted to $42.9 million or 41% of the total loan portfolio as of December 31, 2003. Commercial real estate loans typically may be amortized up to 20 years, but frequently have maturities at five years or less. Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Commercial real estate loans are generally larger and involve a greater degree of risk than mortgage loans.

     Construction/Land development loans total $13.4 million or 13% of the total portfolio on December 31, 2003. These loans are primarily used to fund residential construction. Loans typically are set up for one to two years with adjustable rates and are repaid with the sale of collateral. Construction loans for residential construction are originated with a loan-to-value ratio originally not exceeding 80%, and construction loans for non-residential construction and land development are originated with a loan-to-value ratio generally not exceeding 75%. The Clarksville area continues to prosper in the residential home market.

     Residential real estate loans representing loans secured by 1-4 family mortgages. These loans, as of December 31, 2003, including junior loans and home equity lines, total $23.6 million or 22% of the total loan portfolio. Single family residence loans are originated for terms up to 30-year amortization. Advances are typically limited to the lessor of 80% of appraised value or purchased price. While amortization schedules may be for 30 years, interest rates on real estate loans are generally not set for a period longer than three to five years. Residential real estate loans are originated with a loan-to-value ratio generally not exceeding 89.9%.

     Commercial Business Loans. Commercial business loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2003, commercial loans amounted to $20.2 million or 19% of the total loan portfolio. Half of the outstanding commercial loans are term loans, and half are commercial lines of credit.

     Consumer Loans. Consumer loans are made to provide a wide range of financial services to customers and to create stronger ties to customers. Consumer loans are typically five years or shorter and tend to carry higher yields, helping maintain a profitable spread between average loan yields and our cost of funds. Underwriting standards for consumer loans include assessment of the applicant’s repayment ability. Consumer loan repayment are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. As of December 31, 2003, consumer loans amounted to $4.9 million or 5% of the total loan portfolio.

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

     The accrual of interest income is discontinued when it is determined that the collection of interest is less probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Legends Bank had $305,000 loans on non-accrual status at December 31, 2003.

     At December 31, 2003, there were loans totaling $1,832,000, which were included in Legends Bank’s internal classified loans list. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will be materially impacted by economic or other conditions.

     At December 31, 2003, there were no loan concentrations that exceeded ten percent of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

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

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time that are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management’s opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $1.225 million at year-end 2003 or 1.2% of loans outstanding, net of unearned income.

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

     2001     acquiring more than 5% of the voting shares of any bank, or

     2001     acquiring all or substantially all of the assets of a bank, and

     2001     before merging or consolidating with another bank holding company.

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

State Regulation of Legends Bank

     Legends Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Legends Bank’s operations are unsatisfactory or that Legends Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Legends Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2003, Legends Bank is not the subject of any such action by the FDIC or the TDFI.

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

     On December 31, 2003, Legends Bank had a Tier 1 capital ratio of 12.5%, a total risk-based capital ratio of 13.6% and a leverage ratio of 9.9%.

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

     The payment of dividends by Legends Financial may also be affected or limited by other factors, such as the requirement of Legends Bank to maintain adequate capital above regulatory guidelines. On April 15, 2003, Legends Financial’s board of directors declared a $0.15 per share dividend on the outstanding shares of its common stock.

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

     Legends Bank currently operates five full service banking locations at 310 North First Street, 1950 Madison Street, 2250-O Wilma Rudolph Blvd. And 140 Dover Crossing Road in Clarksville, Tennessee and 300 Donelson Parkway in Dover, Tennessee. Legends Bank leases the property for the offices located on Madison Street and Wilma Rudolph Blvd. Legends Bank owns its mobile branch.

ITEM 3. LEGAL PROCEEDINGS

     From time to time Legends Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which Legends Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of Legends Financial’s fiscal year ending December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

     The common stock of Legends Financial is not traded through an organized exchange nor is there a known active trading market. At December 31, 2003, the number of shareholders of record was 1,009 and there was also outstanding options to purchase 254,334 shares of common stock, 196,073 of which are currently exercisable.

     The following table shows the quarterly range of high and low sale prices for Legends Financial’s stock during the fiscal years 2003, 2002 and 2001. All sale prices have been retroactively adjusted to reflect the effects of a 1-for-5 stock split in September 2002. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2001:	First Quarter	$18.75	$16.67
	Second Quarter	$18.75	$18.75
	Third Quarter	$18.75	$16.67
	Fourth Quarter	$18.75	$16.67
2002:	First Quarter	$18.75	$15.00
	Second Quarter	$18.75	$15.83
	Third Quarter	$17.50	$15.83
	Fourth Quarter	$18.33	$17.00
2003:	First Quarter	$17.00	$17.00
	Second Quarter	$17.00	$17.00
	Third Quarter	$17.00	$17.00
	Fourth Quarter	$18.00	$17.00

Dividends

     The payment of dividends is subject to the discretion of Legends Financial’s board of directors. Legends Financial’s ability to pay dividends is dependent on cash dividends paid to it by Legends Bank. The ability of Legends Bank to pay dividends to Legends Financial is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS – Payment of Dividends.” On September 17, 2002, Legends Financial’s board of directors declared a stock-split effected in the form of a dividend of one share of Legends Financial’s common stock for every five of its shares issued and outstanding. On April 15, 2003, Legends Financial’s board of directors declared a $0.15 per share dividend on the outstanding shares. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

     In December 1998, the board of directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). In April 2001, the board of directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). Legends Financial’s stockholders have also approved Legends Bank 1998 Stock Option Arrangement and 2001 Stock Option Plan. Legends Financial exchanged its options with the holders of Legends Bank stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis. Thus, options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial’s Stock Option Plan.

     The following table reflects the number of shares to be issued upon the exercise of options granted under the 1998 Arrangement and the 2001 Plan, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2003:

		Weighted-average	# of Equity Securities
	# of Securities to be Issued	Exercise	Remaining Available for
	Upon Exercise of	Price of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants, and	Equity Compensation
Plan Category	Warrants and Rights	Rights	Plans
Equity Compensation Plans Approved by Security Holders
1998 Arrangement	108,000	$8.33	0
2001 Plan	215,998	$18.75	39,478
Equity Compensation Plans Not Approved by Security Holders	- - -	- - -	- - -

TOTAL	323,998	$15.42	39,478

Recent Sales of Unregistered Securities

     Since April, 2002, when holders of stock of Legends Bank exchanged their shares for common stock of Legends Financial, Legends Financial has not sold any securities without registration under the Securities Act of 1933, except for:

•	On March 1, 2004, Director Dwight Dickson exercised the option to purchase 700 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On March 1, 2004, Director Billy Atkins exercised the option to purchase 2,500 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On January 26, 2004, Director Ronnie Goad exercised the option to purchase 1,220 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On December 29, 2003, Director Jimmy Terry exercised the option to purchase 600 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On July 24, 2003, Director Jimmy Terry exercised the option to purchase 1,220 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On October 18, 2002, Director Jim Amos exercised the option to purchase 2880 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On September 18, 2002, Director Pravin Patel exercised the option to purchase 700 shares of common stock at an exercise price of $10.00 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On September 5, 2002, Director Ronnie Goad exercised the option to purchase 1,500 shares of common stock at an exercise price of $10.00 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•	On August 2, 2002, Director Jimmy Terry exercised the option to purchase 1,000 shares of common stock at an exercise price of $10.00 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

     On February 27, 2002, the stockholders of Legends Bank (the Bank) voted to exchange their stock for stock in Legends Financial Holdings, Inc. (“Legends Financial” or the “Company”). Effective July 1, 2002, Legends Financial Holdings, Inc. became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of the Bank prior to the reorganization has been presented or included in the financial information of Legends Financial. Management believes that the holding company structure will permit greater flexibility in the expansion of Legends Financial’s present business and will allow Legends Financial to be more responsive to its customers broadening and changing financial needs.

     Legends Bank is a state chartered bank which began operations on November 12, 1998. Legends Financial offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, individual retirement accounts and loans for consumer, commercial and real estate purposes and investment products through its wholly-owned subsidiary, Legends Financial Services, Inc. The area served by Legends Financial is Montgomery County, Tennessee and surrounding counties of Middle Tennessee. Services are provided at the main office, three branches in Clarksville, Tennessee and a branch in Dover, Tennessee. Legends Financial serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. Legends Financial’s management believes that its market area offers an environment for continued growth and Legends Financial’s target market is local consumers, professionals and small businesses.

     The following discussion and analysis is designed to assist readers in their analysis of Legends Financial’s financial statements and should be read in conjunction with such financial statements.

Financial Condition

     Balance Sheet Summary: Legends Financial’s total assets were $150,035,000 and $114,534,000 at December 31, 2003 and 2002, respectively, an increase of 31.0%. Loans, net of allowance for possible loan losses, totaled $103,794,000 and $76,901,000 at December 31, 2003 and 2002, respectively, an increase of 35.0% and investment securities totaled $31,944,000 and $24,198,000, respectively, an increase of 32.0%. The increase in loans and securities was primarily funded by an increase in deposits and advances from the Federal Home Loan Bank. Federal funds sold increased 160.8% to $3,195,000 as of December 31, 2003 from $1,225,000 as of December 31, 2002.

     Total liabilities were $135,895,000 and $100,687,000 at December 31, 2003 and 2002, respectively, an increase of 35.0%. Stockholders’ equity was $14,140,000 and $13,847,000 at December 31, 2003 and 2002, respectively, an increase of 2.1%. The increase in liabilities was primarily funded by an increase in deposits of $34,845,000 or 36.7% from December 31, 2002 to December 31, 2003 and an increase in advances from the Federal Home Loan Bank of $3,491,000 or 232.7% for the same period. A more detailed discussion of assets, liabilities and capital follows.

Loans

     Loan categories are as follows:

	DECEMBER 31,
	2003		2002
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$20,256	19.3%	$15,947	20.5%
Installment	4,870	4.6	4,090	5.3
Real estate – mortgage	66,500	63.3	43,022	55.3
Real estate – construction	13,393	12.8	14,721	18.9

Total	$105,019	100.0%	$77,780	100.0%

     Loans are a large component of Legends Financial’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; installment; real estate - mortgage; and real estate — construction. The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2003 and 2002.

     As represented in the table, primary loan growth was in real estate mortgage and commercial loans. Management is increasing loans in an orderly fashion to maintain quality.

     Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 2003 and 2002, Legends Financial had no highly leveraged transactions, and there were no foreign loans outstanding.

     In a continuing effort to grow market share in the Clarksville, Tennessee market, management acquired certain assets and assumed certain liabilities of NBC Bank’s Clarksville operations. The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)

Loans (including overdrafts) purchased	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

     Legends Financial follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

     Legends Financial’s first mortgage single family residential and installment loans which total approximately $23,589,000 and $14,598,000 and $4,634,000 and $4,090,000, respectively at December 31, 2003 and 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of Legends Financial are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At December 31, 2003 and 2002 the Bank had $305,000 and $268,000, respectively, of loans on nonaccrual status.

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

     Generally Legends Financial also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At December 31, 2003 and 2002, Legends Financial had no loans that have had the terms modified in a troubled debt restructuring.

     Legends Financial’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of December 31, 2003 Legends Financial had impaired loans totaling $1,832,000. A specific reserve of $163,000 has been established by management related to these loans. The total amount of interest recognized on impaired loans was $105,000 in 2003. As of December 31, 2002 Legends Financial had impaired loans totaling $2,013,000. A specific reserve of $244,000 has been established by management related to these loans. The total amount of interest recognized during 2002 on impaired loans was $143,000. The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system. The total value of the collateral securing these loans is approximately $2,044,000 and $2,114,000 for December 31, 2003 and December 31, 2002, respectively.

     Non-performing loans, which include non-accrual loans and loans 90 days past due, at December 31, 2003, totaled $305,000. There were $446,000 of non-performing loans at December 31, 2002.

     The following schedule details selected information as to non-performing loans of the Bank at December 31, 2003 and 2002:

	2003		2002
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$—	$—	$—	$61
Consumer loans	—	39	—	130
Commercial	—	266	178	77

	$—	$305	$178	$268

Renegotiated loans	$—		$—

     The allowance for possible loan losses is discussed under “Provision for Possible Loan Losses.” Legends Financial maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio. Management has in place a system of quality controls to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 2003 to be adequate.

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

Securities

     Securities increased 32.0% from $24,198,000 at December 31, 2002 to $31,944,000 at December 31, 2003 and was a primary component of Legends Financial’s earning assets. At December 31, 2003, the market value of Legends Financial’s securities portfolio was less than its amortized cost by $315,000 or 1.0%. At December 31, 2002, the market value of Legends Financial’s securities was greater than its amortized cost by $255,000 or 1.1%. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2003 was 5.24% as compared to an average yield of 4.42% at December 31, 2002.

     Legends Financial has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     Legends Financial’s classification of securities as of December 31, 2003 and 2002 is as follows:

	Available-For-Sale
	2003		2002
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(In Thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$1,796	$1,755	$507	$521
Obligations of states and political subdivisions	8,237	8,091	974	967
Domestic corporate bonds	3,250	3,175	3,250	3,215
Mortgage-backed securities	18,976	18,923	19,212	19,495

	$32,259	$31,944	$23,943	$24,198

     No securities have been classified as trading or held-to-maturity securities.

Deposits

     Total deposits, which in the future are expected to be the principal source of funds for Legends Financial, totaled $129,816,000 and $94,971,000 at December 31, 2003 and 2002, respectively, representing an increase of $34,845,000 or 36.7%. Demand deposits increased 66.7% from $16,524,000 at December 31, 2002 to $27,552,000 at December 31, 2003. Negotiable order of withdrawal, savings deposits and money market demand accounts increased $9,004,000 or 22.2%. Certificates of deposit and individual retirement accounts increased $14,813,000 or 39.1%. Legends Financial has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

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

Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. A company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. Legends Financial’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments, investment security maturities and Federal Home Loan Bank advances provide a secondary source. Legends Financial’s loan to deposit ratio was approximately 80.9% and 81.9% at December 31, 2003 and December 31, 2002, respectively.

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

     Legends Financial presently maintains a liability sensitive position over the 2004 year or a negative gap. Liability sensitivity means that more of Legends Financial’ liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

Interest-rate sensitivity gaps:

	0-30	31-90	91-180	181-365	One Year and
(In Thousands)	Days	Days	Days	Days	Longer	Total
Interest-earning assets	$18,043	33,242	3,460	9,297	76,870	140,912
Interest-bearing liabilities	62,121	6,657	11,043	10,440	17,645	107,906

Interest rate sensitivity	$(44,078)	26,585	(7,583)	(1,143)	59,225	33,006

Cumulative gap	$(44,078)	(17,493)	(25,076)	(26,219)	33,006

Interest rate sensitivity gap as a % of total Assets	(29.38)%	17.72%	(5.05)%	(0.76)%	39.47%

Cumulative gap as a % of total assets	(29.38)%	(11.66)%	(16.71)%	(17.48)%	22.00%

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

     Legends Financial completed and opened its main office and first branch in 2000, a second branch was opened in 2002, and a third and fourth branch was opened in 2003. Capital investments can be detrimental to a bank’s earnings thus management evaluates the potential growth and profitability at making such expenditures before proceeding. As previously discussed certain assets and liabilities of an NBC Bank branch were acquired in 2003 but other than the ATM, the branch location, which was inside a grocery store, was not maintained. There are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in Legends Financial’s liquidity changing in any material way. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future.

Capital Position and Dividends

     At December 31, 2003 and 2002, total stockholders’ equity was $14,140,000 and $13,847,000 or 9.4% and 12.1% of total assets. The increase in stockholders’ equity results from net earnings of $829,000, a net decrease in unrealized gains on available-for-sale securities of $353,000 and proceeds from sales of common stock totaling $23,000 issued in connection with Legends Financial’s stock option plan which was offset by a dividend paid of $206,000.

     Legends Financial’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Legends Financial. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Legends Financial has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require Legends Financial to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At December 31, 2003 and 2002, Legends Financial’s total risk-based capital ratio was 13.6% and 16.6%, respectively, and its Tier I risk-based capital ratio was 12.5% and 15.6%, respectively. At December 31, 2003 and 2002, Legends Financial had a leverage ratio of 9.9% and 12.1%, respectively.

     It is management’s objective to leverage Legends Financial to approximately a 10% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base and expansion into new markets.

     There is no established trading market for Legends Financial’s stock. From time to time Legends Financial may acquire shares of its stock to provide some liquidity in the shares. During the year ended December 31, 2003, Legends Financial did not redeem any shares of its voting common stock and issued 2,666 shares at $8.33 per share in conjunction with its stock option plan. No shares of Legends Financial’s common voting stock were redeemed for the year ending December 31, 2002. Privately negotiated trades may involve Legends Financial, its directors and officers and, accordingly, may not be reliable indicators of value.

     On March 25, 2003, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 15, 2003. The recommendation was to set the dividend rate for 2003 at 35% of 2002 earnings. On May 15, 2003, the dividends were paid in the amount of $206,000 or $.15 per share of voting common stock.

Results of Operations

     Net earnings for the year ended December 31, 2003 were $829,000 and increase of $235,000 or 39.6% from net earnings of $594,000 for the year ended December 31, 2002. Net earnings for the year ended December 31, 2002 increased by $95,000 or 19.0% from net earnings of $499,000 in 2001. The earnings in 2003, 2002 and 2001 are a result of net interest income increasing as a result of Company’s growth which offset the overhead costs required to facilitate growth. Basic and diluted earnings per common shares were $0.60 and $0.59, respectively in 2003, $0.43 in 2002 and $0.36 in 2001.

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of Legends Financial’s earnings. Total interest income was $6,954,000, $6,083,000 and $5,843,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and total interest expense was $1,748,000, $2,035,000 and $2,784,000, respectively. Net interest income for the same periods netted $5,206,000, $4,048,000 and $3,059,000, respectively. Interest rates fell during 2003 but are expected to remain relatively stable or increase slightly in 2004. The continued growth in interest income and expense are a direct result of growth in earning assets and deposits consistent with the growth of Legends Financial and the opening of additional branches. The increases in interest income and interest expense related to increases in volume in 2003 were offset by falling interest rates. Management believes that a satisfactory level of loans and deposits can be recorded in 2004 to maintain a stable net interest margin.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the years ended December 31, 2003, 2002 and 2001 were $361,000, $703,000 and $307,000, respectively. The allowance for possible loan losses were $1,225,000 and $879,000 at December 31, 2003 and 2002, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at December 31, 2003 and 2002 to be adequate. The allowance for loan losses was 1.17% and 1.13% of loans at December 31, 2003 and 2002, respectively.

     The increase in the provision for loan loss in 2002 is the result of the charge off of two loans totaling $628,000. Management believes that the circumstances related to these loans is an isolated occurrence and does not believe that this represents a trend or pattern of poor lending performance or monitoring that would adversely affect the consolidated financial statements.

Non-Interest Income

     Legends Financial’s non-interest income consists of other fees and commissions. Total non-interest income for the year ended 2003 was $998,000 and $757,000 for the year ended December 31, 2002, an increase of $241,000 or 31.8%. Included in the year ended December 31, 2002 non-interest income are security gains of $140,000. Total non-interest income for 2001 was $593,000 and included security gains of $115,000. Management projects that other fees and commissions and service charges on deposit accounts will increase in 2004 due to growth of Legends Financial.

Non-Interest Expense

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, and other operating expenses. Total non-interest expense for the year ended December 31, 2003 was $4,605,000 and was $3,557,000 for the year ended December 31, 2002, an increase of $1,048,000 or 29.5%. Total non-interest expense for 2001 was $2,846,000. The increases in non-interest expense from 2001 to 2002 primarily resulted from increased occupancy expenses resulting from the opening of a new branch early in 2002, expenses related to implementation of a lock box service and increases in employment costs resulting from Company growth. The increases in 2003 were primarily the result of increases in salaries and benefits due to the addition of personnel to facilitate bank growth, and an increase in other costs associated with opening new branches and services such as armored car expenses.

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

Impact of New Accounting Standards

     In June 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives. The guidance applies to commitments entered into after June 30, 2003 and is not expected to have any impact on Legends Financial’s financial position or results of operations.

     In June 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a significant reduction in the allowance for loan loss. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

Quantitative and Qualitative Disclosures About Market Risk

     Legends Financial’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of Legends Financial’s operations, Legends Financial is not subject to foreign currency exchange or commodity price risk.

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

Non-accrual loans have been included in the loan category. Loan fees of $318,000, $188,000 and $241,000 for 2003, 2002 and 2001, respectively, are included in loan income and represent an adjustment of the yield on these loans.

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$85,872	6.76%	5,803	70,171	7.05%	4,925	1,107	(229)	878
Investment securities - taxable	25,829	3.51	907	22,358	4.85	1,084	168	(345)	(177)
Investment securities - tax-exempt	5,572	3.66	204	632	2.69	17	133	54	187
Taxable equivalent adjustment	—	1.89	105	—	1.39	9	—	96	96

Total tax-exempt investment securities	5,572	5.55	309	632	4.08	26	201	82	283

Loans held for sale	288	5.21	15	400	5.25	21	(6)	—	(6)
Federal funds sold	2,316	1.08	25	2,290	1.57	36	—	(11)	(11)

Total earning assets	119,877	5.89%	7,059	95,851	6.36%	6,092	1,528	(561)	967

Cash and due from banks	5,043			3,859
Allowance for possible loan losses	(1,019)			(797)
Bank premises and equipment	4,602			3,506
Other assets	2,083			989

Total assets	$130,586			103,408

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$28,982	1.05%	304	19,033	1.43%	273	142	(111)	31
Money market demand accounts	20,663	1.12	231	15,938	1.81	288	86	(143)	(57)
Individual retirement accounts	1,977	3.14	62	1,387	4.18	58	25	(21)	4
Other savings deposits	2,220	0.90	20	1,340	1.49	20	13	(13)	—
Certificates of deposit, $100,000 and over	26,324	2.49	655	21,823	3.40	742	153	(240)	(87)
Certificates of deposit under $100,000	14,367	2.71	390	14,215	3.93	559	6	(175)	(169)

Total interest-bearing deposits	94,533	1.76	1,662	73,736	2.63	1,940	547	(825)	(278)
Demand	15,438	—	—	11,455	—	—	—	—	—

Total deposits	109,971	1.51	1,662	85,191	2.28	1,940	565	(843)	(278)
Federal funds purchased	1,022	1.57	16	465	2.58	12	14	(10)	4
Securities sold under repurchase agreements	1,444	0.90	13	684	1.17	8	9	(4)	5
Advances from Federal Home Loan Bank	3,751	1.52	57	3,138	2.39	75	15	(33)	(18)

Total deposits and borrowed funds	116,188	1.50	1,748	89,478	2.27	2,035	606	(893)	(287)

Other liabilities	503		—	605		—
Stockholders’ equity	13,895		—	13,325		—

Total liabilities and stockholders’ equity	$130,586		1,748	103,408		2,035

Net interest income			5,311			4,057

Net yield on earning assets		4.43%			4.23%

Net interest spread		4.39%			4.09%

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$70,171	7.05%	4,925	51,983	8.59%	4,461	1,562	(1,098)	464
Investment securities - taxable	22,358	4.85	1,084	20,659	6.41	1,324	109	(349)	(240)
Investment securities - tax-exempt	632	2.69	17	—	—	—	17	—	17
Taxable equivalent adjustment	—	1.39	9	—	—	—	—	—	9

Total tax-exempt investment securities	632	4.08	26	—	—	—	26	—	26

Loans held for sale	400	5.25%	21	91	6.59	6	20	(5)	15
Federal funds sold	2,290	1.57	36	1,134	4.59	52	53	(69)	(16)

Total earning assets	95,851	6.36%	6,092	73,867	7.92%	5,843	1,717	(12,468)	249

Cash and due from banks	3,859			2,838
Allowance for possible loan losses	(797)			(657)
Bank premises and equipment	3,506			3,409
Other assets	989			721

Total assets	$103,408			80,178

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$19,033	1.43%	273	9,918	3.11%	308	283	(318)	(35)
Money market demand accounts	15,938	1.81	288	12,016	3.35	403	131	(246)	(115)
Individual retirement accounts	1,387	4.18	58	1,192	5.87	70	11	(23)	(12)
Other savings deposits	1,340	1.49	20	785	2.04	16	11	(7)	4
Certificates of deposit, $100,000 and over	21,823	3.40	742	18,712	5.67	1,061	176	(495)	(319)
Certificates of deposit under $100,000	14,215	3.93	559	13,649	5.80	792	33	(266)	(233)

Total interest-bearing deposits	73,736	2.63	1,940	56,272	4.71	2,650	822	(1,532)	(710)
Demand	11,455	—	—	7,727	—	—	—	—	—

Total deposits	85,191	2.28	1,940	63,999	4.14	2,650	878	(1,588)	(710)
Federal funds purchased	465	2.58	12	357	3.36	12	4	(4)	—
Securities sold under repurchase agreements	684	1.17	8	—	—	—	8	—	8
Advances from Federal Home Loan Bank	3,138	2.39	75	2,451	4.98	122	34	(81)	(47)

Total deposits and borrowed funds	89,478	2.27	2,035	66,807	4.17	2,784	918	(1,667)	(749)

Other liabilities	605		—	651		—
Stockholders’ equity	13,325		—	12,720		—

Total liabilities and stockholders’ equity	$103,408		2,035	80,178		2,784

Net interest income			4,057			3,059

Net yield on earning assets		4.23%			4.15%

Net interest spread		4.09%			3.75%

II.	Investment Portfolio:

A.	Securities at December 31, 2003 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$1,796	—	41	1,755
Obligations of states and political subdivisions	8,237	—	146	8,091
Domestic corporate bonds	3,250	—	75	3,175
Mortgage-backed securities	18,976	—	53	18,923

	$32,259	—	315	31,944

Securities at December 31, 2002 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$507	14	—	521
Obligations of states and political subdivision	974	—	7	967
Domestic corporate bonds	3,250	—	35	3,215
Mortgage-backed securities	19,212	283	—	19,495

	$23,943	297	42	24,198

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities of Legends Financial at December 31, 2003.

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	—	—	—
Five to ten years	504	505	4.873
More than ten years	1,292	1,250	4.100

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	1,796	1,755	4.318

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	490	495	6.253
More than ten years	7,747	7,596	7.159

Total obligations of states and political subdivisions	8,237	8,091	7.106

Domestic corporate bonds:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	3,250	3,175	4.482

	3,250	3,175	4.482

Other:
Mortgage backed securities	18,976	18,923	4.647

Total investment securities	$32,259	31,944	5.240%

*	Weighted average yield is stated on a tax-equivalent basis assuming a weighted average Federal income tax rate of 34%.

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of Legends Financial at December 31, 2003 and 2002.

	In Thousands
	2003	2002
Commercial, financial and agricultural	$20,256	15,947
Real estate - construction	13,393	14,721
Real estate - mortgage	66,500	43,022
Installment	4,870	4,090

Total loans	105,019	77,780
Less allowance for possible loan losses	(1,225)	(879)

Net loans	$103,794	76,901

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

      The following schedule details maturities and sensitivity to interest rate changes for commercial and real estate construction loans of Legends Financial at December 31, 2003.

	(In Thousands)
		1 Year to
	Less Than	Less Than	After 5
	1 Year	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural*	$10,075	8,312	1,869	20,256
Real estate – construction	10,219	3,174	—	13,393

	$20,294	11,486	1,869	33,649

Interest-Rate Sensitivity:
Fixed interest rates	$9,448	11,486	1,869	22,803
Floating or adjustable interest rates	10,846	—	—	10,846

Total commercial, financial and agricultural loans plus real estate - construction loans	$20,294	11,486	1,869	33,649

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

III.	Loan Portfolio, Continued:

C.	Risk Elements

      The following schedule details selected information as to non-performing loans of Legends Financial at December 31, 2003 and 2002.

	In Thousands
	except percentages
	2003	2002
Non accrual loans:
Commercial, financial and agricultural	$266	77
Real estate – construction		61
Real estate – mortgage	—	—
Installment	39	130
Lease financing receivable	—	—

Total non-accrual	$305	268

Loans 90 days past due:
Commercial, financial and agricultural	$—	178
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—

Total loans 90 days past due	$—	178

Renegotiated loans:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—

Total renegotiated loans past due	$—	—

Loans current - considered uncollectible	$—	—

Total non-performing loans	$305	446

Total loans, net of unearned interest	$105,019	77,780

Percent of total loans outstanding, net of unearned interest	0.29%	0.57%

Other real estate	$92	—

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

      The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $305,000 at December 31, 2003 and $268,000 at December 31, 2002.

      At December 31, 2003 loans totaling $1,832,000 were included in Legends Financial’s internal classified loan list. Of these loans $1,537,000 are commercial and $298,000 are installment. The collateral value related to these loans approximated $2,044,000 ($1,670,000 related to commercial and $374,000 related to installment). At December 31, 2002 loans totaling $2,013,000 were included in Legends Financial’s internal classified loan list. Of these loans $1,447,000 are commercial and $566,000 are installment. The collateral value related to these loans approximated $2,114,000 ($1,373,000 related to commercial and $741,000 related to installment). Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

      At December 31, 2003 and 2002 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

      At December 31, 2003 other real estate totaled $92,000. There was no other real estate at December 31, 2002.

      There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of Legends Financial at December 31, 2003 and 2002.

	In Thousands,
	Except Percentages
	2003	2002
Allowance for loan losses at beginning of year	$879	755

Less net loan charge offs:
Charge-offs:
Commercial, financial and agricultural	(30)	(555)
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	(19)	(73)
Lease financing	—	—

	(49)	(628)

Recoveries:
Commercial, financial and agricultural	—	45
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	5	4
Lease financing	29	—

	34	49

Net loan charge offs	(15)	(579)

Provision for loan losses charged to expense	361	703

Allowance for loan losses at end of year	$1,225	879

Total loans at end of year	$105,019	77,780

Average total loans outstanding during year	$86,160	70,171

Net charge-offs as a percentage of average total loans outstanding during year	.02%	.83

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.17%	1.13

IV.	Summary of Loan Loss Experience, Continued:

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	In Thousands	Loans	In Thousands	Loans
Commercial, financial and agricultural	$475	19.3%	$220	20.5%
Real estate – construction	117	12.8	102	18.9
Real estate – mortgage	567	63.3	516	55.3
Installment	66	4.6	41	5.3

	$1,225	100.0%	$879	100.0%

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

V.	Deposits:

The average amounts and average interest rates for deposits for 2003 and 2002 are detailed in the following schedule:

	2003		2002
	Average		Average
	Balance	Average	Balance	Average
	In Thousands	Rate	In Thousands	Rate
Non-interest bearing deposits	$15,438	—%	$11,455	—%
Negotiable order of withdrawal accounts	28,982	1.05%	19,033	1.43%
Money market demand accounts	20,663	1.12%	15,938	1.81%
Individual retirement accounts	1,977	3.14%	1,387	4.18%
Other savings	2,220	0.90%	1,340	1.49%
Certificates of deposit $100,000 and over	26,324	2.49%	21,823	3.40%
Certificates of deposit under $100,000	14,367	2.71%	14,215	3.93%

	$109,971	1.51%	$85,191	2.28%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2003.

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$11,665	110	11,775
Three to six months	6,002	219	6,221
Six to twelve months	4,766	200	4,966
More than twelve months	11,523	344	11,867

	$33,956	873	34,829

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of Legends Financial at December 31, 2003 and 2002.

	2003	2002
Return on assets (Net income divided by average total assets)	0.6%	0.57%
Return on equity (Net income divided by average equity)	5.97%	4.46%
Dividend payout ratio (Dividends declared per share divided by net earnings per share)	25.00%	0.00%
Equity to asset ratio (Average equity divided by average total assets)	10.64%	12.88%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain on available-for-sale securities)	9.94%	12.10%

The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

VI.	Return on Equity and Assets, Continued:

The following schedule details Legends Financial’s risk-based capital at December 31, 2003 excluding the net unrealized gain on available-for-sale securities which is shown as an increase in stockholders’ equity in the consolidated financial statements:

In Thousands
except
percentages
2003
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain/ loss on available-for-sale securities	$14,335
Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,225

Total capital	$15,560

Risk-weighted assets	$114,581

Risk-based capital ratios:
Tier I capital ratio	12.51%

Total risk-based capital ratio	13.58%

Legends Financial is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2003, Legends Financial was in compliance with these requirements.

VI.	Return on Equity and Assets, Continued:

The following schedule details Legends Financial’s interest rate sensitivity at December 31, 2003:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$105,019	13,626	31,796	2,819	5,934	50,844
Securities	31,944	468	1,446	641	3,363	26,026
Restricted equity securities	480	480	—	—	—	—
Loans held for sale	274	274	—	—	—	—
Federal funds sold	3,195	3,195	—	—	—	—

Total earning assets	140,912	18,043	33,242	3,460	9,297	76,870

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	24,579	24,579	—	—	—	—
Money market demand accounts	22,460	22,460	—	—	—	—
Savings deposits	2,569	2,569	—	—	—	—
Certificates of deposit, $100,000 and over	33,956	6,730	4,935	6,002	4,766	11,523
Certificates of deposit, under $100,000	16,270	1,995	1,518	4,562	5,083	3,112
Individual retirement accounts	2,430	137	204	479	591	1,019
Securities sold under under repurchase agreements	651	651	—	—	—	—
Advances from FHLB	4,991	3,000	—	—	—	1,991

Total interest bearing liabilities	107,906	62,121	6,657	11,043	10,440	17,645

Interest-sensitivity gap	$33,006	(44,078)	26,585	(7,583)	(1,143)	59,225

Cumulative gap		(44,078)	(17,493)	(25,076)	(26,219)	33,006

Interest-sensitivity gap as % of total assets		(29.38)%	17.72	(5.05)	(0.76)	39.47

Cumulative gap as % of total assets		(29.38)%	(11.66)	(16.71)	(17.48)	22.00

Legends Financial presently maintains a liability sensitive position over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

VI.	Return on Equity and Assets, Continued:

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. Legends Financial’s rate sensitivity position has an important impact on earnings. Senior management of the Bank meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

ITEM 7. FINANCIAL STATEMENTS

LEGENDS FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Legends Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of Legends Financial’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 16, 2004

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	In Thousands
	2003	2002
ASSETS
Loans, less allowance for possible loan losses of $1,225,000 and $879,000, respectively	$103,794	76,901
Securities available-for-sale, at market (amortized cost of $32,259,000 and $23,943,000, respectively)	31,944	24,198
Restricted equity securities	480	395
Loans held for sale	274	1,687
Federal funds sold	3,195	1,225

Total earning assets	139,687	104,406

Cash and due from banks	3,401	5,287
Bank premises and equipment, net	5,488	4,079
Accrued interest receivable	632	511
Other real estate owned	92	—
Deferred tax asset, net	306	133
Goodwill	153	—
Other assets	276	118

Total assets	$150,035	114,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$129,816	94,971
Securities sold under repurchase agreement	651	3,682
Accrued interest payable	316	366
Accounts payable and other liabilities	121	168
Advances from Federal Home Loan Bank	4,991	1,500

Total liabilities	135,895	100,687

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,381,749 and 1,379,083 shares issued and outstanding, respectively	1,382	1,379
Additional paid-in capital	12,287	12,267
Retained earnings	666	43
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $120,000 and $97,000 in 2003 and 2002, respectively	(195)	158

Total stockholders’ equity	14,140	13,847

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$150,035	114,534

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	In Thousands
	(except per share amounts)
	2003	2002	2001
Interest income:
Interest and fees on loans	$5,803	4,925	4,461
Interest and dividends on taxable securities	907	1,084	1,324
Interest and dividends on securities exempt from Federal income taxes	204	17	—
Interest on loans held for sale	15	21	6
Interest on Federal funds sold	25	36	52

Total interest income	6,954	6,083	5,843

Interest expense:
Interest on negotiable order of withdrawal accounts	304	273	308
Interest on money market and savings accounts	251	308	419
Interest on certificates of deposits over $100,000	670	758	1,088
Interest on certificates of deposits - other	437	601	835
Interest on Federal funds purchased	16	12	12
Interest on advances from Federal Home Loan Bank	57	75	122
Interest on securities sold under repurchase agreements and short-term debt	13	8	—

Total interest expense	1,748	2,035	2,784

Net interest income before provision for possible loan losses	5,206	4,048	3,059
Provision for possible loan losses	361	703	307

Net interest income after provision for possible loan losses	4,845	3,345	2,752
Non-interest income:
Other fees and commissions	752	470	304
Gain on sale of loans	246	147	114
Gain on sale of securities	—	140	115

Total non-interest income	998	757	593

Non-interest expense:
Employee salaries and benefits	2,220	1,732	1,407
Occupancy expenses	282	250	242
Furniture and equipment expense	450	373	337
Loss on sale of securities	21	—	—
Other operating expenses	1,632	1,202	860

Total non-interest expense	4,605	3,557	2,846

Earnings before income taxes	1,238	545	499
Income tax benefit (expense)	(409)	49	—

Net earnings	$829	594	499

Basic earnings per common share	$.60	.43	.36

Diluted earnings per common share	$.59	.43	.36

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	In Thousands
	2003	2002	2001
Net earnings	$829	594	499

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during year, net of taxes of $231,000 and $123,000 in 2003 and 2002, respectively	(374)	199	204
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $14,000 and $54,000 in 2003 and 2002, respectively	21	(86)	(115)

Other comprehensive earnings (loss)	(353)	113	89

Comprehensive earnings	$476	707	588

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	In Thousands
				Net
				Unrealized
				Gain
				(Loss)
		Additional	Retained	On Available-
	Common	Paid-In	Earnings	For-Sale
	Stock	Capital	(Deficit)	Securities	Total
Balance December 31, 2000	$1,141	12,426	(1,050)	(44)	12,473
Issuance of 1,020 shares of $1 par value common stock	1	8	—	—	9
Net change in unrealized gain (loss) on available-for-sale securities during the year	—	—	—	89	89
Net earnings for the year	—	—	499	—	499

Balance December 31, 2001	1,142	12,434	(551)	45	13,070
Issuance of 8,400 shares of $1 par value common stock	8	62	—	—	70
Stock-split effected in the form of a stock dividend declared 1 share for every 5 outstanding	229	(229)	—	—	—
Net change in unrealized gain on available-for-sale securities during the year, net of taxes of $97,000	—	—	—	113	113
Net earnings for the year	—	—	594	—	594

Balance December 31, 2002	1,379	12,267	43	158	13,847
Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23
Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)
Net change in unrealized gain (loss) on available-for-sales securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)
Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	$1,382	12,287	666	(195)	14,140

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002	2001
Cash flows from operating activities:
Interest received	$6,813	6,005	5,874
Fees and commissions received	977	473	414
Proceeds from sales of loans	13,014	9,375	6,778
Origination of loans held for sale	(11,601)	(10,676)	(6,750)
Interest paid	(1,481)	(1,989)	(2,821)
Cash paid to suppliers and employees	(4,251)	(3,277)	(2,574)
Income taxes paid	(539)	(69)	(59)

Net cash provided by (used in) operating activities	2,932	(158)	862

Cash flows from investing activities:
Purchase of available-for-sale securities	(32,846)	(23,395)	(11,232)
Purchase of restricted equity securities	(85)	(32)	(72)
Proceeds from maturities, calls and principal payments of available-for-sale securities	14,521	7,874	6,536
Proceeds from sale of available-for-sale securities	9,685	10,927	6,388
Loans made to customers, net of repayments	(26,109)	(15,548)	(20,353)
Purchase of bank premises and equipment, net	(1,784)	(958)	(309)
Proceeds from disposal of premises and equipment	32	—	—
Proceeds from sale of other real estate	—	174	(174)
Proceeds from acquisition of NBC, net	1,334	—	—

Net cash used in investing activities	(35,252)	(20,958)	(19,216)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	36,599	4,094	3,035
Net increase (decrease) in time deposits	(4,472)	17,439	12,906
Proceeds from sale of common stock	23	70	9
Proceeds from (repayment of) short-term borrowings	—	(483)	483
Advances from (repayment of) advances from Federal Home Loan Bank	3,491	(1,000)	1,000
Advances from (repayment of) repurchase agreements	(3,031)	3,682	—
Dividends paid	(206)	—	—

Net cash provided by financing activities	32,404	23,802	17,433

Net increase (decrease) in cash and cash equivalents	84	2,686	(921)
Cash and cash equivalents at beginning of year	6,512	3,826	4,747

Cash and cash equivalents at end of year	$6,596	$6,512	3,826

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2003, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002	2001
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$829	594	499
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	343	297	284
Amortization and accretion	303	124	90
Loss (gain) on sale of securities, net	21	(140)	(115)
Provision for possible loan losses	361	703	307
Decrease (increase) in loans held for sale	1,413	(1,448)	(86)
Increase in accrued interest receivable	(121)	(66)	(9)
Increase in other assets	(37)	(51)	(15)
Increase in income tax receivable	(121)	—	—
Decrease in interest payable	(56)	(87)	(37)
Increase in other liabilities	7	14	3
Increase (decrease) in income taxes payable	(54)	52	2
Decrease (increase) in deferred taxes	44	(150)	(61)

Total adjustments	2,103	(752)	363

Net cash provided by (used in) operating activities	$2,932	$(158)	862

Supplemental Schedule of Non-Cash Activities:
Non-cash transfers from loans to other real estate, net	$92	—	—

Increase in unrealized gain (loss) on available-for-sale securities, net of income taxes of $217,000 in 2003 and $97,000 in 2003 and 2002, respectively	$(353)	113	89

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (the “Company”), Legends Bank (the “Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial Holdings, Inc. Effective July 1, 2002, Legends Financial Holdings, Inc. became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

The accounting and reporting policies of Legends Financial Holdings, Inc. are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Legends Financial, its wholly-owned subsidiary, Legends Bank and the Bank’s wholly-owned subsidiary, Legends Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Operations

Legends Financial is registered as a one bank holding company under the Bank Holding Company Act of 1956. Legends Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by Legends Bank is Montgomery County, Tennessee and surrounding counties of Middle Tennessee. Services are provided at the main office, three branches in Clarksville, Tennessee and a branch in Dover, Tennessee. Legends Financial Services, Inc. was formed in 2002 to offer a wide array of financial products such as annuities, stocks, bonds, mutual funds and other investment products.

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

Legends Financial follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

Legends Financial accounts for securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

(h)	Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires that management determine the allocation of intangible assets into identifiable groups at the date of acquisition and appropriate amortization periods be established. Under the provisions of SFAS No. 142 goodwill is not to be amortized rather it is to be monitored for impairment and written down to the impairment value at the time impairment occurs. Legends Financial has determined that no impairment loss needs to be recognized related to the goodwill.

(i)	Stock Options

Legends Financial uses the fair value method to calculate the compensation reported in the proforma earnings in note 17 to the consolidated financial statements.

(j)	Other Real Estate

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies, Continued

(k)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. Legends Financial maintains deposits in excess of the Federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

(l)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Legends Financial and its subsidiaries file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate return basis.

(m)	Advertising Costs

Advertising costs are expensed when incurred.

(n)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business Legends Financial has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(o)	Reclassifications

Certain reclassifications have been made to the 2002 and 2001 figures to conform to the presentation for 2003.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2003 and 2002 is as follows:

	In Thousands
	2003	2002
Commercial, financial and agricultural	$20,256	15,947
Installment	4,870	4,090
Real estate - mortgage	66,500	43,022
Real estate - construction	13,393	14,721

	105,019	77,780
Allowance for possible loan losses	(1,225)	(879)

	$103,794	76,901

At December 31, 2003, variable rate and fixed rate loans totaled $23,806,000 and $81,213,000, respectively. At December 31, 2002, variable rate and fixed rate loans totaled $20,326,000 and $57,454,000 respectively.

The principal maturities on loans at December 31, 2003 are as follows:

	In Thousands
	Commercial,
	Financial
	and		Real estate -	Real estate -
	Agricultural	Installment	Mortgage	Construction	Total
3 months or less	$7,314	620	11,273	5,248	24,455
3 to 12 months	2,761	1,206	3,492	4,971	12,430
1 to 5 years	8,312	3,044	47,461	3,174	61,991
over 5 years	1,869	—	4,274	—	6,143

	$20,256	4,870	66,500	13,393	105,019

In the normal course of business, Legends Financial has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $2,097,000 and $2,398,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, none of these loans were restructured, nor were any related party loans charged off in 2003 or 2002.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands
	2003	2002
Balance, January 1	$2,398	2,460
New loans during the year	2,251	1,456
Repayments during the year	(2,552)	(1,518)

Balance, December 31	$2,097	2,398

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses, Continued

Transactions in the allowance for possible loan losses of Legends Financial for the years ended December 31, 2003 and 2002 are summarized as follows:

	In Thousands
	2003	2002
Balance - beginning of year	$879	755
Provision charged to operating expense	361	703
Loans charged off	(49)	(628)
Recoveries	34	49

Net charge-offs	(15)	(579)

Balance - end of year	$1,225	879

Legends Financial’s principal customers are basically in the Middle Tennessee area with a concentration in Montgomery County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

There were no restructured loans outstanding at December 31, 2003 and 2002. Legends Financial had $305,000 and $268,000, respectively, of nonaccrual loans outstanding as of December 31, 2003 and 2002, respectively. Had interest income been recognized on non-accrual loans in 2003 net earnings would have increased by approximately $28,000. The impact on interest income in 2002 and 2001 was not significant.

Impaired loans and related loan loss reserve amounts at December 2003 and 2002 were as follows:

	In Thousands
	2003	2002
Recorded investment	$1,832	2,013
Loan loss allocation	$163	244

The average recorded investment in impaired loans for the years ended December 31, 2003 and December 31, 2002 was $1,529,000 and $2,034,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $105,000 for 2003, $143,000 in 2002 and $120,000 in 2001.

In 2003, 2002 and 2001, Legends Financial originated loans for sale in the secondary market of $11,601,000, $10,676,000 and $6,750,000. At December 31, 2003, the wholly-owned subsidiary Bank had not been required to repurchase any of the loans originated by the Bank and sold in the secondary market. The gain on sale of these loans totaled $246,000, $147,000 and $114,000 in 2003, 2002 and 2001, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses, Continued

Of the loans sold in the secondary market, the recourse to the wholly-owned subsidiary Bank is limited. Nearly all other loans sold in the secondary market provide the purchaser recourse to the Bank for a period of 60 to 90 days from the date of purchaser and only in the event of a default by the borrower pursuant to the terms of the individual loan agreement. At December 31, 2003, total loans sold with recourse to the Bank aggregated $4,075,000. Management expects no loss to result from these recourse provisions.

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. Legends Financial’s classification of securities at December 31, 2003 was as follows:

	In Thousands
	Securities Available-For-Sale
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$1,796	—	41	1,755
Obligations of states and political subdivisions	8,237	—	146	8,091
Domestic corporate bonds	3,250	—	75	3,175
Mortgage-backed securities	18,976	—	53	18,923

	$32,259	—	315	31,944

Legends Financial’s classification of securities at December 31, 2002 was as follows:

	In Thousands
	Securities Available-For-Sale
	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$507	14	—	521
Obligations of states and political subdivisions	974	—	7	967
Domestic corporate bonds	3,250	—	35	3,215
Mortgage-backed securities	19,212	283	—	19,495

	$23,943	297	42	24,198

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities, Continued

Included in mortgage backed securities as of December 31, 2003 and 2002, are collateralized mortgage obligations with a market value of $1,113,000 (amortized cost of $1,146,000) and $4,759,000 (amortized cost of $4,767,000), respectively. The effective yield at December 31, 2003 and 2002, on collateralized mortgage obligations was 4.1% and 3.3%, respectively.

The amortized cost and estimated market value of debt and equity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated
		Market
Securities Available-For-Sale	Cost	Value
Due in one year or less	$—	—
Due after one year through five years	—	—
Due after five years through ten years	994	1,000
Due after ten years	12,289	12,021

	13,283	13,021
Mortgage-backed securities	18,976	18,923

	$32,259	31,944

Results from sales of debt and equity securities are as follows:

	In Thousands
	2003	2002	2001
Gross proceeds	$9,685	10,927	6,388

Gross realized gains	$—	140	115
Gross realized losses	(21)	—	—

Net realized gains (losses)	$(21)	140	115

Investment securities carried in the balance sheet of $20,619,000 (amortized cost of $20,716,000) and $19,480,000 (amortized cost of $19,184,000) as of December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

(4)	Restricted Equity Securities

Restricted equity securities consisted of stock of The Bankers Bank and the Federal Home Loan Bank amounting to $162,000 and $318,000, respectively, at December 31, 2003. The stock amounted to $162,000 and $233,000, respectively, at December 31, 2002. The stock can be sold back to The Bankers Bank and Federal Home Loan Bank only at par. The stock are recorded at cost.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(5)	Bank Premises and Equipment

The detail of premises and equipment at December 31, 2003 and 2002 is as follows:

	In Thousands
	2003	2002
Land	$1,187	1,134
Buildings	2,378	2,053
Leasehold improvements	310	310
Furniture and fixtures	217	183
Equipment and software	1,455	1,088
Construction in process	1,149	212

	6,696	4,980
Less accumulated depreciation	(1,208)	(901)

	$5,488	4,079

(6)	Goodwill

Effective March 24, 2003, Legends Financial acquired certain assets and assumed certain liabilities of NBC Bank in the Clarksville, Tennessee area. The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)
Loans including overdrafts purchased	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

The change in the carrying value of goodwill during the year follows:

(In Thousands)
Carrying value - beginning of year	$—
Goodwill acquired	153
Goodwill impairment losses	—

Carrying value - end of year	$153

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(7)	Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows:

	In Thousands
	2003	2002
Demand deposits	$27,552	16,524
Savings deposits	2,569	1,653
Negotiable order of withdrawal	24,579	20,355
Money market demand accounts	22,460	18,596
Certificates of deposit $100,000 or greater	33,956	23,056
Other certificates of deposit	16,270	13,397
Individual retirement accounts $100,000 or greater	873	348
Other individual retirement accounts	1,557	1,042

	$129,816	94,971

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2003 are as follows:

	In Thousands
	Single Deposits	Single Deposits
Maturity	Under $100,000	Over $100,000	Total
3 months or less	$3,717	11,775	15,492
3 to 12 months	10,512	11,187	21,699
1 to 5 years	3,598	11,867	15,465

	$17,827	34,829	52,656

At December 31, 2003 and 2002 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $83,564,000 and $63,865,000, respectively.

Legends Financial is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2003 and 2002 were approximately $978,000 and $425,000, respectively.

(8)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2003 and 2002 were $7,379,000 and $3,682,009, respectively. The average daily balance outstanding during 2003 and 2002 was $1,444,000 and $684,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(9)	Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank (FHLB) at December 31, 2003 and 2002 consist of the following:

			In Thousands
		Rate at
Original Note Date	Maturity Date	December 31, 2003	2003	2002
May 3, 2002	May 3, 2003	—%	$—	500
July 15, 2002	July 15, 2003	—%	—	1,000
October 17, 2003	November 5, 2004	1.09%	500	—
November 24, 2003	February 20, 2004	1.09%	1,500	—
July 17, 2003	July 15, 2005	1.28%	1,000	—
July 18, 2003	July 18, 2005	1.98%	500	—
July 18, 2003	July 18, 2006	2.51%	500	—
July 18, 2003	July 18, 2008	3.48%	500	—
July 18, 2003	August 1, 2018	3.41%	491	—

			$4,991	1,500

Interest on the $1,000,000 advance is based on the three months LIBOR (LIBOR plus 12 basis points) and is adjusted quarterly. The 3.41% rate on the $491,000 advance is fixed. The 1.98%, 2.51% and 3.48% rates on the $500,000 advances are fixed. The 1.09% rate on the $500,000 and $1,500,000 advances are adjusted daily.

Loans totaling $6,738,000 were pledged to FHLB as collateral at December 31, 2003.

(10)	Income Taxes

The components of the net deferred income tax asset at December 31, 2003 and 2002 are as follows:

	In Thousands
	2003	2002
Deferred tax asset:
Federal	$430	242
State	89	50

	519	292

Deferred tax liability:
Federal	(177)	(132)
State	(36)	(27)

	(213)	(159)

Net deferred assets	$306	133

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Income Taxes, Continued

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2003 and 2002 are:

	In Thousands
	2003	2002
Financial statement allowance for loan losses in excess of the tax allowance	$393	263
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(196)	(48)
Pre-opening costs amortized over a five-year period for tax purposes, expensed for financial statements in initial year	5	28
Excess of estimated market value over amortized cost related to available-for-sale securities	121	(97)
Financial statement income on FHLB stock dividends not recognized for tax purposes	(17)	(13)

	$306	133

The components of income tax expense (benefit) are summarized as follows:

	In Thousands
	2003	2002	2001
Current:
Federal	$285	81	52
State	87	20	9

	372	101	61

Deferred:
Federal	31	49	(29)
State	6	10	(5)

	37	59	(34)

Benefits from utilization of net operating loss carryforwards:
Federal	—	—	(52)
State	—	—	(9)

	—	—	(61)

Subtotal	409	160	(34)
Adjustment of valuation allowance related to deferred tax assets	—	(209)	34

Actual tax expense (benefit)	$409	(49)	—

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Income Taxes, Continued

A reconciliation of actual income tax expense (benefit) in the consolidated financial statements to the “expected” tax expense (benefit) (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2003	2002	2001
Computed “expected” tax expense	$421	185	170
State income taxes, net of effect of Federal income taxes	53	18	2
Disallowed expenses	5	5	1
Utilization of book net operating loss carryovers		—	(100)
Benefit of graduated rates		(1)	(12)
Benefit related to nonqualified stock options	(5)	(35)	—
Tax exempt interest, net of interest expense exclusion	(75)	(12)	—
Recognition of deferred tax assets	—	(209)	(61)
Other	10	—	—

Actual tax expense (benefit)	$409	(49)	—

(11)	Commitment and Contingencies

Legends Financial currently has two leases related to the operation of two branches. One lease, entered into in 1998, is for a period of five years and can be renewed for two consecutive five-year terms. Legends Financial renewed this lease December 1, 2003. The other lease was entered into during 2001 and is for a period of three years and can be renewed for two consecutive three-year terms.

Legends Financial also has three leases related to automated teller machines in Clarksville, Tennessee. The leases commenced in July, 2003 for two years and can be renewed for two consecutive two-year terms.

Minimum future rental payments required under the terms of the leases are as follows:

Year Ending
December 31,	In Thousands
2004	$72
2005	65
2006	57
2007	37
2008	37

Total rent expense under the leases amounted to $58,592, $58,008 and $55,258 during the years ended December 31, 2003, 2002 and 2001, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(12)	Financial Instruments with Off-Balance-Sheet Risk

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

In Thousands
Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$14,599
Unfunded lines-of-credit	3,012
Letters of credit	637

Total	$18,248

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Legends Financial Holdings, Inc. - Parent Company Financial Information

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Balance Sheets

December 31, 2003 and 2002

	In Thousands
	2003		2002
ASSETS
Cash	$97	*	$32	*
Deferred tax asset	5		6
Investment in commercial bank subsidiary	13,989	*	13,802	*
Due from commercial bank subsidiary	49	*	7	*

Total assets	$14,140		$13,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	$—		$—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,381,749 and 1,379,083 shares issued and outstanding, respectively	1,382		1,379
Additional paid-in capital	12,287		12,267
Retained earnings	666		43
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $120,000 and $97,000, respectively	(195)		158

Total stockholders’ equity	14,140		13,847

Total liabilities and stockholders’ equity	$14,140		$13,847

* Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Year Ended December 31, 2003 and
For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands
	2003		2002
Income:
Dividends from commercial bank subsidiary	$349	*	—
Operating expenses	107		18

Earnings (loss) before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	242		(18)
Federal income tax benefit	47		7

	289		(11)
Equity in undistributed earnings of commercial bank subsidiary	540	*	395 *

Net earnings	829		384
Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during the year, net of taxes of $231,000 and $24,000 in 2003 and 2002, respectively	(374)		38
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $14,000 and $3,000 in 2003 and 2002, respectively	21		5

Other comprehensive earnings (loss)	(353)		43

Comprehensive earnings	$476		427

* Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Statements of Stockholders’ Equity

For the Year Ended December 31, 2003 and
For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands
				Net Unrealized
				Gains On
		Additional	Retained	Available-
	Common	Paid-In	Earnings	For-Sale
	Stock	Capital	(Deficit)	Securities	Total
Acquisition by share exchange with Legends Bank, July 1, 2002	$1,143	12,446	(341)	115	13,363
Issuance of 6,720 shares of $1 par value common stock	7	50	—	—	57
Stock-split effected in the form of a stock dividend declared at 1 share for every 5 outstanding	229	(229)	—	—	—
Net change in unrealized gains on available- for-sale securities during the year, net of taxes of $97,000	—	—	—	43	43
Net earnings for the period July 1, 2002 (inception) through December 31, 2002	—	—	384	—	384

Balance December 31, 2002	1,379	12,267	43	158	13,847
Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23
Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)
Net change in unrealized gains (loss) on available-for-sale securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)
Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	$1,382	12,287	666	(195)	14,140

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Statements of Cash Flows

For the Year Ended December 31, 2003 and
For the Period July 1, 2002 (Inception) through December 31, 2002
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002
Cash flows from operating activities:
Cash paid to suppliers	$(107)	(18)

Net cash used in operating activities	(107)	(18)

Cash flows from investing activities:
Repayment of (advance to) subsidiary advance, net	6	(7)
Dividends received from subsidiary	349	—

Net cash provided by (used in) investing activities	355	(7)

Cash flows from financing activities:
Dividends paid	(206)	—
Proceeds from sale of common stock	23	57

Net cash provided by (used in) financing activities	(183)	57

Net increase in cash and cash equivalents	65	32
Cash and cash equivalents at beginning of period	32	—

Cash and cash equivalents at end of year	$97	32

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Legends Financial Holdings, Inc. - Parent Company Financial Information, Continued

LEGENDS FINANCIAL HOLDINGS, INC.
(Parent Company Only)

Statements of Cash Flows, Continued

For the Year Ended December 31, 2003 and
For the Period July 1, 2002 (Inception) through December 31, 2002
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002
Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$829	384
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(889)	(395)
Increase in assets	(47)	(7)

Total adjustments	(936)	(402)

Net cash used in operating activities	$(107)	(18)

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(14)	Concentration of Credit Risk

Practically all of Legends Financial’s loans, commitments, and commercial and standby letters of credit have been granted to customers in Legends Financial’s market area. Practically all such customers are depositors of Legends Financial. The concentrations of credit by type of loan are set forth in note 2 to the financial statements.

(15)	Employee Benefit Plan

Legends Financial maintains a 401(K) plan which covers eligible employees. All full time employees are eligible to participate. The plan provides for both employee and employer contributions. For the years ended December 31, 2003, 2002, and 2001 Legends Financial contributed $64,000, $45,000 and $26,000, respectively.

(16)	Regulatory Matters and Restrictions on Dividends

Legends Financial and its subsidiary are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory — and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require Legends Financial and its subsidiary to meet specific capital adequacy guidelines that involve quantitative measures of Legends Financial’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. Legends Financial’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect Legends Financial’s capital status and the amount of dividends Legends Financial may distribute.

Legends Financial and its subsidiary is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. Legends Financial and its subsidiary is required to have a minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. The actual ratios were 12.5% and 13.6% at December 31, 2003 and 15.6% and 16.6% at December 31, 2002. The leverage ratios at December 31, 2003 and 2002 were 9.9% and 12.1%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2003, Legends Financial and its subsidiary are categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed Legends Financial’s category.

On March 25, 2003, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 15, 2003. The recommendation was to set the dividend rate for 2003 at 35% of 2002 earnings. On May 15, 2003, the dividends were paid in the amount of $206,000 or $.15 per share of voting common stock.

(17)	Stock Option Arrangement

In December, 1998, the Board of Directors of the Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock, to officers of the Bank and up to 33,600 shares of common stock to the Directors of the Bank.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Stock Option Arrangement, Continued

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of the Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.

Legends Financial’s stockholders approved Legends Bank 1998 Stock Option Arrangement and 2001 Stock Option Plan. Legends Financial exchanged its options with the holders of Legends Bank stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis. Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial’s Stock Option Plan.

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

		In Thousands, Except Per Share Amounts
		2003	2002	2001
Net earnings	As Reported	$829	$594	$499
	Proforma	$780	$518	$310
Basic earnings per common share	As Reported	$.60	$.43	$.36
	Proforma	$.57	$.39	$.23
Diluted earnings per common share	As Reported	$.59	$.43	$.36
	Proforma	$.55	$.39	$.23

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Stock Option Arrangement, Continued

A summary of the stock option activity is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	259,860	$15.38	265,740	$15.13	93,600	$8.33
Granted	6,720	16.98	4,200	18.75	173,160	18.75
Exercised	(2,666)	8.33	(8,400)	8.33	(1,020)	8.33
Forfeited	(5,160)	18.75	(1,680)	18.75	—	—

Outstanding at end of year	258,754	$15.42	259,860	$15.38	265,740	$15.13

Options exercisable at year end	198,952		141,952		89,606

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/03	Price	Life	at 12/31/03	Price
$8.33	82,234	$8.33	5 years	82,234	$8.33
$18.75	176,520	$18.75	7.3 years	116,718	$18.75

	258,754			198,952

Certain forfeited options were reallocated to remaining plan participants during 2003.

The fair value of options granted in 2003, 2002 and 2001 was $1.55, $1.41 and $3.05, respectively, for each option. The fair value was estimated using the Black-Scholes option-pricing model using the following assumptions: risk free rate of 4.05%, 4.70% and 5.22%; expected life of five, five and seven years; volatility of .01%; and dividend yield of 2.88%, 2.88% and 2.67%. The dividend yield was computed assuming an 18% return on equity with a 30% dividend to earnings payout ratio.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(18)	Earnings Per Share

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

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

	In Thousands,
	Except Share and Per Share Amounts
	2003	2002	2001
Basic EPS Computation:
Numerator – Net earnings for the year	$829	$594	$499

Denominator - Weighted average number of common shares outstanding	1,379,764	1,374,200	1,369,968

Basic earnings per common share	$.60	$.43	$.36

Diluted EPS Computation:
Numerator – Net earnings for the year	$829	$594	$499

Denominator:
Weighted average number of common shares outstanding	1,379,764	1,374,200	1,369,968
Effect of stock options	31,967	15,376	16,930

	1,411,731	1,389,576	1,386,898

Diluted earnings per common share	$.59	$.43	$.36

(19)	Disclosures About Fair Value of Financial Instruments

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Disclosures About Fair Value of Financial Instruments, Continued

Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

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

The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio, as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Disclosures About Fair Value of Financial Instruments, Continued

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

Advances from Federal Home Loan Bank

The fair value of these advances is estimated by discounting the future payments using the current rates at which similar advances could be obtained for the same remaining average maturities.

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit, Standby Letters of Credit and Financial

Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2003 and 2002 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Disclosures About Fair Value of Financial Instruments, Continued

Commitments to Extend Credit, Standby Letters of Credit and Financial

Guarantees Written, Continued

The carrying value and estimated fair values of Legends Financial’ financial instruments at December 31, 2003 and 2002 are as follows:

	In Thousands
	2003		2002
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$3,401	3,401	6,512	6,512
Securities	31,944	31,944	24,198	24,198
Restricted equity securities	480	480	395	395
Federal funds sold	3,195	3,195	1,225	1,225
Loans	105,019		77,780
Less: allowance for loan losses	(1,225)		(879)

Loans, net of allowance	103,794	103,047	76,901	77,045

Loans held for sale	274	274	1,687	1,687
Financial liabilities:
Deposits	129,816	130,213	94,971	95,427
Securities sold under repurchase agreements	651	651	3,682	3,682
Advances from FHLB	4,991	4,991	1,500	1,500
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Disclosures About Fair Value of Financial Instruments, Continued

Limitations, Continued

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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Legends Financial maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to Legends Financial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Legends Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Legends Financial’s disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no changes in Legends Financial’s internal control over financial reporting during Legends Financial’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2004.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits Filed. None.

     (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2004.

INDEX OF EXHIBITS

DESCRIPTION OF EXHIBITS

EXHIBIT NO.
3.1	Charter of Legends Financial Holdings, Inc.*

3.2	Bylaws for Legends Financial Holdings, Inc.*

4	Specimen Stock Certificate for Legends Financial Holdings, Inc.*

10.1	2001 Statutory and Non-Statutory Stock Option Plan for Legends Financial Holdings, Inc., as successor-in-interest to Legends Bank*

21	Subsidiaries of Registrant*

31.1	Certification pursuant to Rule 13a-14a/15d-14(a)

31.2	Certification pursuant to Rule 13a-14a/15d-14(a)

32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Incorporated by reference to Form 10-SB filed by Legends Financial with the Commission on November 22, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC. (Registrant)

By:	/s/ Billy P. Atkins

Billy P. Atkins, President and Chief
Executive Officer
Date:	3-25-04

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Billy P. Atkins

Billy P. Atkins, President and Chief
Executive Officer, Director

Date:	3-25-04

By:	/s/ Thomas E. Bates, Jr.

Thomas E. Bates, Jr., Executive Vice
President and Chief Financial Officer, Director

Date:	3-25-04

By:	/s/ James D. Amos

James D. Amos, Director

Date:	3-25-04

By:	/s/ Mark Ray Barnett

Mark Ray Barnett, Director

Date:	3-25-04

By:	/s/ William D. Dickson, Sr.

William D. Dickson, Sr., Director

Date:	3-25-04

By:	/s/ Ronald Alan Goad

Ronald Alan Goad, Director

Date:	3-25-04

By:	/s/ Dick Wright Littleton

Dick Wright Littleton, Director

Date:	3-26-04

By:	/s/ David P. Nussbaumer

David P. Nussbaumer, Director

Date:	3-24-04

By:	/s/ Pravin Chhagan Patel

Pravin Chhagan Patel, Director

Date:	3-25-04

By:	/s/ Jimmy Terry, Sr.

Jimmy Terry, Sr., Director

Date:	3-25-04

By:	/s/ Francis Gene Washer

Francis Gene Washer, Director

Date:	3-25-04

By:	/s/ Douglas Weiland

Ralph D. Weiland, Director

Date:	3-25-04