Form 10QSB
period 2004-03-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2004-05-14
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     Common stock, $1.00 par value, outstanding: 1,397,717 shares at May 6, 2004

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited financial statements of the registrant are as follows:
Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.
Consolidated Statements of Operations - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings (Loss) - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 and 2003.
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,345,000 and $1,225,000, respectively	$111,132	103,794
Securities available-for-sale, at market (amortized cost of $31,476,000 and $32,259,000, respectively)	31,483	31,944
Restricted equity securities	483	480
Loans held for sale	—	274
Federal funds sold	3,688	3,195

Total earning assets	146,786	139,687
Cash and due from banks	5,185	3,401
Bank premises and equipment, net	5,551	5,488
Accrued interest receivable	608	632
Other real estate owned	92	92
Deferred tax asset, net	185	306
Other assets	235	276
Goodwill	153	153

Total assets	$158,795	150,035

Liabilities and Stockholders’ Equity
Deposits	$136,729	129,816
Securities sold under repurchase agreements	817	651
Advances from Federal Home Loan Bank	5,985	4,991
Accrued interest payable	262	316
Income taxes payable	47
Accounts payable and other liabilities	149	121

Total liabilities	143,989	135,895

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000, 1,397,717 and 1,381,749 shares issued and outstanding, respectively	1,398	1,382
Additional paid-in capital	12,404	12,287
Retained earnings	1,000	666
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $3,000 and $120,000, respectively	4	(195)

Total stockholders’ equity	14,806	14,140

Total liabilities and stockholders’ equity	$158,795	150,035

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(In Thousands
	Except Per Share Amount)
Interest income:
Interest and fees on loans	$1,714	1,328
Interest and dividends on taxable securities	239	275
Interest and dividends on non-taxable securities	78	—
Interest on Federal funds sold	2	5

Total interest income	2,033	1,608

Interest expense:
Interest on negotiable order of withdrawal accounts	93	80
Interest on money market and savings accounts	59	69
Interest on certificates of deposit	299	263
Interest on Federal funds purchased	2	4
Interest on advances from Federal Home Loan Bank	24	12

Total interest expense	477	428

Net interest income before provision for possible loan losses	1,556	1,180
Provision for possible loan losses	120	86

Net interest income after provision for possible loan losses	1,436	1,094
Non-interest income:
Service charges on deposit accounts	147	90
Other fees and commissions	179	157
Security gains	56	—

Total non-interest income	382	247

Non-interest expense:
Employee salaries and benefits	667	526
Occupancy expenses, net	99	67
Furniture and equipment expense	113	98
Data processing expense	95	69
Advertising expense	46	22
Other operating expenses	310	256

Total non-interest expense	1,330	1,038

Earnings before income taxes	488	303
Income taxes	154	127

Net earnings	$334	176

Basic earnings per common share	$.24	.13

Diluted earnings per common share	$.23	.12

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(In Thousands)
Net earnings	$334	176

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $144,000 and $15,000, respectively	233	(24)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $21,000	(35)	—

Other comprehensive earnings (loss)	198	(24)

Comprehensive earnings	$532	152

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$2,051	1,548
Fees received	326	247
Interest paid	(484)	(406)
Cash paid to suppliers and employees	(1,280)	(1,043)
Proceeds from sale of loans	1,207	2,940
Originations on loans held for sale	(933)	(1,346)
Income taxes received (paid)	12	(53)

Net cash provided by operating activities	899	1,887

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,012)	(8,125)
Proceeds from maturities, calls and principal payments of available-for-sale securities	3,807	3,406
Loans made to customers, net of repayments	(7,458)	(3,051)
Purchase of bank premises and equipment	(165)	(261)
Proceeds from acquisition of NBC, net	—	1,328

Net cash used in investing activities	(6,828)	(6,703)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit Accounts	6,491	6,816
Net increase in time deposits	422	1,139
Increase of federal funds purchased	994	—
Proceeds from sale of common stock	133	—
Increase (decrease) in repurchase agreements	166	(1,039)

Net cash provided by financing activities	8,206	6,916

Net increase in cash and cash equivalents	2,277	2,100
Cash and cash equivalents at beginning of period	6,596	6,512

Cash and cash equivalents at end of period	$8,873	8,612

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statement of Cash Flows, Continued

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$334	176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	146	139
Federal Home Loan Bank stock dividends	(3)	—
Security gains related to available-for-sale securities	(56)	—
Provision for possible loan losses	120	86
Decrease (increase) in accrued interest receivable	24	(55)
Increase in other assets	(80)	(63)
Decrease in accrued interest payable	(54)	(44)
Increase (decrease) in other liabilities	28	(20)
Decrease in loans held for sale	274	1,594
Decrease in deferred taxes	166	74

Total adjustments	565	1,711

Net cash provided by operating activities	$899	1,887

Supplemental Schedule of Non-Cash Activities:
Unrealized loss in values of securities available-for-sale	$332	$(24)

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial”) or (“the Company”), Legends Bank (“the Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial. Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Legends Financial as of March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003, comprehensive earnings for the three months ended March 31, 2004 and 2003 and changes in cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2003 financial statements presented in Legends Bank’s December 31, 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$1,225	879
Add (deduct):
Losses charged to allowance	(2)	—
Recoveries credited to allowance	2	1
Provision for loan losses	120	86

Balance, March 31, 2004 and 2003, respectively	$1,345	966

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements, Continued

(Unaudited)

Allowance for Loan Losses, Continued

The provision for loan losses was $120,000 and $86,000 for the first three months of 2004 and 2003, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.

Acquisition

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area. The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)
Loans including overdrafts assumed	$1,243
Deposits assumed	$(2,718)
Accrued interest payable	$(6)
Cash received from NBC	$1,328
Goodwill	$153

Goodwill arising from this transaction will be evaluated on an annual basis.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At March 31, 2004, 108,000 shares have been granted at $8.33 per share (no shares have been forfeited and 41,734 shares have been exercised). At March 31, 2004, 66,266 shares have been granted and not exercised. Of these shares 66,266 are exercisable as of March 31, 2004.

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

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At March 31, 2004, 176,520 shares of the options had been granted at $18.75 per share (6,840 shares have been forfeited and no shares have been exercised). At March 31, 2004, 176,520 shares had been granted and not exercised of which 118,259 were exercisable.

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

		In Thousands,
		Except Per Share Amounts
		Three Months Ended March 31,
		2004	2003
Net earnings	As Reported	$334	$176
	Proforma	$317	$152
Basic earnings	As Reported	$.24	$.13
per common share	Proforma	$.23	$.11
Diluted earnings	As Reported	$.24	$.12
per common share	Proforma	$.22	$.11

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements, Continued

(Unaudited)

Stock Option Arrangement, Continued

The Company uses the fair value method to calculate the compensation reported in the proforma earnings. The fair value of options granted in 2003 was $1.55 for each option. The 2003 respective weighted average assumptions used to calculate the minimum value were as follows: risk free rate at 4.05%; expected life of five years; volatility of .01%; and dividend yield of 2.88%. The dividend yield was computed assuming an 18% return on equity with a 30% dividend to earnings payout ratio.

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

The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003:

	In Thousands,
	Except Share and
	Per Share Amounts
	2004	2003
Basic EPS Computation:
Numerator – Net earnings for the period	$334	176

Denominator – Weighted average number of common shares outstanding	1,397,717	1,379,083

Basic earnings per common share	$.24	.13

Diluted EPS Computation:
Numerator – Net earnings for the period	$334	176

Denominator:
Weighted average number of common shares outstanding	1,397,717	1,379,083
Effect of stock options	35,721	32,075

	1,433,438	1,411,158

Diluted earnings per common share	$.23	.12

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Company’s December 31, 2003 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

Results of Operations

     The Company achieved net earnings of $334,000 and $176,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in earnings is the result of continued growth in the assets of the Company. Basic earnings per common share was $.24 and $.13 for the three months ended March 31, 2004 and 2003, respectively, and diluted earnings per common share was $.23 and $.13 for the three months ended March 31, 2004 and 2003, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the three months ended March 31, 2004 and 2003 was $2,033,000 and $1,608,000, respectively, an increase of $425,000 or 26.4% and total interest expense was $477,000 and $428,000, respectively, an increase of $49,000 or 11.4%. Net interest income for the first three months of 2004 and 2003 totaled $1,556,000 and $1,180,000, respectively. The increase in net interest income was $376,000 or 31.9% for the quarter ended March 31, 2004 over the first three months of 2003 primarily due to continued growth of the Bank and a decrease in the yield on deposits as higher yielding time deposits matured during 2003. Interest rates are expected to increase or remain relatively stable in 2004. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2004 to maintain a satisfactory net interest margin.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three month period ended March 31, 2004 was $120,000. The provision for loan losses raised the allowance for possible loan losses to $1,345,000 at March 31, 2004, an increase of 9.8% from $1,225,000 at December 31, 2003. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 2004 to be adequate (see discussion in notes to financial statements). The allowance for loan losses was 1.20% and 1.17% of loans outstanding at March 31, 2004 and December 31, 2003, respectively.

Non-Interest Income

     The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions and security gains. Non-interest income increased $79,000 or 32.0% exclusive of any security gains during the three months ended March 31, 2004 as compared to the same period in 2003. There were security gains of $56,000 for the three months ended March 31, 2004 versus no security gains for the three months ended March 31, 2003. The increase in non-interest income was due primarily to increases in service charges on deposit accounts and other fees and commissions resulting from the growth of the Company’s loan portfolio and deposit base. Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2004 due to growth of the Company.

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Non-Interest Expense (continued)

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, losses on other real estate and other operating expenses. Non-interest expense excluding securities transactions increased $292,000 or 28.1% during the three months ended March 31, 2004 as compared to the same period in 2003. There were no security losses for the three months ended March 31, 2004 the Company had one loan approximating $252,00, the of which had been modified under a trouble debt restructuring, and as of 2003. The increases in non-interest expenses are attributable primarily to increases in salaries and benefits, an increase in occupancy expenses due to continued growth of the Company. Other operating expenses for the three months ended March 31, 2004 increased to $310,000 from $256,000 for the first quarter of 2004. These expenses include taxes, supplies, communications and general operating costs which increased as a result of continued growth of the Company.

Financial Condition

     Balance Sheet Summary. The Company’s total assets increased 5.84% to $158,795,000 at March 31, 2004 from $150,035,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $111,132,000 at March 31, 2004, a 7.07% increase compared to $103,794,000 at December 31, 2003. Investment securities decreased $511,000 or 1.60% from December 31, 2003 to $31,483,000 at March 31, 2004. There were $3,688,000 in Federal funds sold at March 31, 2004 as compared to $3,195,000 at December 31, 2003. The Federal funds sold were used primarily to provide funding for loan growth and security purchases.

     Total liabilities increased by 5.96% to $143,989,000 for the three months ended March 31, 2004 compared to $135,895,000 at December 31, 2003. This increase was composed primarily of a $6,913,000 increase in total deposits during the three months ended March 31, 2004.

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $23,146,000 and $5,120,000, respectively at March 31, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2004 and December 31, 2003, the Company had $68,000 and $305,000, respectively, of loans on nonaccrual status.

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

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2004 the Company had one loan approximating $252,000, the terms of which had been modified under a trouble debt restructuring, and as of 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     As of March 31, 2004, the Company had impaired loans totaling $1,323,000. A specific reserve of $129,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $20,000 and the average recorded investment for the three months ended March 31, 2004 was $1,609,000. At December 31, 2003, impaired loans totaled $1,832,000 and had specific allowance for possible loan losses of $163,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system. The total collateral of these loans approximates $1,350,000.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate	$—	—	$—	—
Installment loans	—	23	—	39
Commercial	—	45	—	266

	$—	68	$—	305

Renegotiated loans	$—		$—

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

     The Company has entered into an interest rate swap agreement. The swap instrument totals $500,000 and has a fixed rate yield of 6.65% through January 28, 2009. The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points. As of March 31, 2004 the transaction has resulted in an unrealized loss of approximately $4,000.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2004, loans of approximately $38.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Liquidity and Asset Management, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $21.2 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

     At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Capital Position

     At March 31, 2004, total stockholders’ equity was $14,806,000 or 9.3% of total assets, which compares with $14,140,000 or 9.4% of total assets at December 31, 2003. The dollar increase in stockholders’ equity during the three months ended March 31, 2004 results from the Company’s income of $334,000, a net $199,000 unrealized gain on available-for-sale securities and proceeds from the issuance of common stock totaling $133,000.

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2004, the Company’s total risk-based capital ratio was 12.9% and its Tier I risk-based capital ratio was 11.8%. At December 31, 2003, the Company’s total risk-based capital ratio was 15.6% and its Tier I risk-based capital ratio was 12.5%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At March 31, 2004, the Company had a leverage ratio of 9.4% compared to 9.9% at December 31, 2003. It is management’s objective to leverage the Bank to approximately a 8.0% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarters ended March 31, 2004 and 2003, the Company issued 15,968 and 0 shares, respectively, of its voting common stock in connection with the exercise of options and no shares were redeemed. No shares of the Company’s common voting stock were redeemed for the year ending December 31, 2003. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

On February 17, 2004, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 20, 2004. The recommendation was to set the dividend rate for 2004 at 33% of 2003 earnings which will approximate $277,000. The dividend will be paid on or about May 28, 2004 to shareholders of record on March 31, 2004.

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB, CONTINUED

Item 2. Management’s Discussion and Analysis or Plan of Operation, Continued

Impact of Inflation

     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3. Controls and Procedures

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     During the quarter ended March 31, 2004, there have been no significant changes in our internal controls or in other factors that have materially affected, or is reasonably likely to affect, internal controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

               None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Since December 31, 2003, Legends Financial has not sold any securities without registration under the Securities Act of 1933, except for that on March 25, 2004, Director David Nussbaumer exercised the option to purchase 2,548 shares of common stock at an exercise price of $8.33 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(d)	Not applicable.

(e)	No repurchases for our securities were made during the quarter ended March 31, 2004. The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB.

Item 3. DEFAULTS UPON SENIOR SECURITIES

               None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5. OTHER INFORMATION

               None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Rule 13a-14(a) Certifications Section 1350 Certifications.

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE: May 11, 2004	/s/ Billy P. Atkins
Billy Atkins, President and Chief Executive Officer

DATE: May 11, 2004	/s/ Thomas Bates, Jr.
Thomas Bates, Jr., Executive Vice President and Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.
INDEX TO EXHIBITS FOR FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2004

EXHIBIT NO.	EXHIBIT DESCRIPTION
Exhibit 31.1 and 31.2	Rule 13a-14(a) Certifications

Exhibit 32.1 and 32.2	Section 1350 Certifications