Form 10QSB
period 2004-06-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2004-08-16
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

   [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _____________ to _____________

Commission File No.       0-50106
                     --------------------

                        LEGENDS FINANCIAL HOLDINGS, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    TENNESSEE
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   32-0008963
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                  310 North First Street, Clarksville, TN 37050
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (931) 503-1234
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, $1.00 par value, outstanding: 1,406,397 shares at August 6, 2004

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION





       Item 1.    Financial Statements.


       The unaudited consolidated financial statements of the Registrant are as follows:

               Consolidated  Balance  Sheets - June 30,  2004 and  December  31,
               2003.

               Consolidated Statements of Earnings - For the three months and six months ended June 30, 2004 and 2003.

               Consolidated Statements of Comprehensive Earnings (Loss) - For the three months and six months ended June 30, 2004 and 2003.

               Consolidated Statement of Cash Flows - For the six months ended June 30, 2004 and 2003.

       Item 2.    Management's Discussion and Analysis or Plan of Operation.

       Item 3.    Controls and Procedures.


                           PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings.

       Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

       Item 3.    Defaults Upon Senior Securities.

       Item 4.    Submission of Matters to a Vote of Security Holders.

       Item 5.    Other Information.

       Item 6.    Exhibits and Reports on Form 8-K.

       Signatures

                        LEGENDS FINANCIAL HOLDINGS, INC.

                           Consolidated Balance Sheets

                       June 30, 2004 and December 31, 2003

                                   (Unaudited)


                                                                                          June 30,        December 31,
                                                                                            2004              2003
                                                                                       ----------------  --------------
                                                                                                (In Thousands)
                                       Assets
                                      --------

Loans, less allowance for possible loan losses of $1,427,000 and $1,225,000
   respectively                                                                        $      114,777   $      103,794
Securities available-for-sale, at market (amortized cost of $35,807,000 and
   $32,259,000, respectively)                                                                  34,807           31,944
Restricted equity securities                                                                      591              480
Loans held for sale                                                                                 -              274
Federal funds sold                                                                                  -            3,195
                                                                                       ---------------  --------------
                Total earning assets                                                          150,175          139,687
                                                                                       --------------   --------------

Cash and due from banks                                                                        16,078            3,401
Bank premises and equipment, net                                                                5,489            5,488
Accrued interest receivable                                                                       665              632
Other real estate owned                                                                            92               92
Other assets                                                                                      289              276
Deferred tax asset, net                                                                           569              306
Goodwill                                                                                          153              153
                                                                                       --------------   --------------

                Total assets                                                           $      173,510   $      150,035
                                                                                       ==============   ==============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Deposits                                                                               $      143,807   $      129,816
Securities sold under repurchase agreements                                                       693              651
Federal funds purchased                                                                         4,138                -
Advances from Federal Home Loan Bank                                                            9,978            4,991
Accrued interest payable                                                                          195              316
Income taxes payable                                                                               99                -
Accounts payable and other liabilities                                                            260              121
                                                                                       --------------   --------------
                Total liabilities                                                             159,170          135,895
                                                                                       --------------   --------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares,
     no shares issued                                                                               -                 -
   Common stock, par value $1 per share, authorized 2,000,000 shares,
     1,406,397 and 1,381,749 shares issued and outstanding, respectively                        1,406            1,382
   Additional paid-in capital                                                                  12,468           12,287
   Retained earnings                                                                            1,082              666
   Net unrealized losses on available-for-sale securities, net of income taxes
     of $384,000 and $120,000, respectively                                                      (616)            (195)
                                                                                       --------------   --------------
                Total stockholders' equity                                                     14,340           14,140
                                                                                       --------------   --------------

                Total liabilities and stockholders' equity                             $      173,510   $      150,035
                                                                                       ==============   ==============

See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                       Consolidated Statements of Earnings

            Three Months and Six Months Ended June 30, 2004 and 2003

                                   (Unaudited)


                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                            -------------------------------      -------------------------------
                                                                 2004            2003                 2004            2003
                                                                 ----            ----                 ----            ----
                                                                    (In Thousands                        (In Thousands
                                                              Except Per Share Amounts)            Except Per Share Amounts)
Interest income:
   Interest and fees on loans                               $      1,792    $      1,414         $      3,506    $      2,742
   Interest and dividends on taxable securities                      229             303                  468             578
   Interest and dividends on non-taxable securities                   76               -                  154               -
   Interest on Federal funds sold                                      5              13                    7              18
                                                            ------------    ------------         ------------    ------------
              Total interest income                                2,102           1,730                4,135           3,338
                                                            ------------    ------------         ------------    ------------

Interest expense:
   Interest on negotiable order of withdrawal accounts                86              81                  179             161
   Interest on money market and savings accounts                      58              74                  117             143
   Interest on certificates of deposits                              323             271                  622             534
   Interest on Federal funds purchased                                 5               -                    7               4
   Interest on advances from Federal Home Loan Bank                   35              13                   59              25
                                                            ------------    ------------         ------------    ------------
              Total interest expense                                 507             439                  984             867
                                                            ------------    ------------         ------------    ------------

Net interest income before provision for possible loan
   losses                                                          1,595           1,291                3,151           2,471
Provision for possible loan losses                                    90              49                  210             135
                                                            ------------    ------------         ------------    ------------
Net interest income after provision for possible loan
   losses                                                          1,505           1,242                2,941           2,336
                                                            ------------    ------------         ------------    ------------

Non-interest income:
   Service charges on deposit accounts                               171             131                  318             221
   Other fees and commissions                                        255              99                  434             256
   Security gains                                                     11               -                   67               -
                                                            ------------    ------------         ------------    ------------
              Total non-interest income                              437             230                  819             477
                                                            ------------    ------------         ------------    ------------

Non-interest expenses:
   Employee salaries and benefits                                    703             528                1,370           1,054
   Occupancy expenses, net                                           101              68                  200             135
   Furniture and equipment expense                                   119             115                  232             213
   Data processing expense                                           103              75                  198             144
   Advertising expense                                                41              25                   87              47
   Other operating expenses                                          347             297                  657             553
                                                            ------------    ------------         ------------    ------------
              Total non-interest expense                           1,414           1,108                2,744           2,146
                                                            ------------    ------------         ------------    ------------

              Earnings before income taxes                           528             364                1,016             667

Income taxes                                                         166             155                  320             282
                                                            ------------    ------------         ------------    ------------

              Net earnings                                  $        362    $        209         $        696    $        385
                                                            ============    ============         ============    ============

Basic earnings per common share                             $        .26    $        .15         $        .50    $        .28
                                                            ============    ============         ============    ============

Diluted earnings per common share                           $        .26    $        .15         $        .49    $        .27
                                                            ============    ============         ============    ============

See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

            Consolidated Statements of Comprehensive Earnings (Loss)

            Three Months and Six Months Ended June 30, 2004 and 2003

                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                           ------------------------------     ------------------------------
                                                               2004            2003               2004            2003
                                                               ----            ----               ----            ----
                                                                  (In Thousands)                     (In Thousands)

Net earnings                                               $        362   $        209        $        696    $        385
                                                           ------------   ------------        ------------    ------------

Other comprehensive earnings (loss):
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of taxes
     of $380,000, $58,000, $236,000 and $43,000,
     respectively                                                  (613)            92                (380)             68
   Less:  reclassification adjustment for losses
     included in net earnings, net of taxes of
     $5,000 and $26,000, respectively                                (6)            -                  (41)              -
                                                           ------------   ------------        ------------    ------------
           Other comprehensive earnings (loss)                     (619)            92                (421)             68
                                                           ------------   ------------        ------------    ------------

           Comprehensive earnings (loss)                   $       (257)  $        301        $        275    $        453
                                                           ============   ============        ============    ============

See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2004 and 2003

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                                                           2004                2003
                                                                                           ----                ----
                                                                                                (In Thousands)
Cash flows from operating activities:
   Interest received                                                                 $         4,089    $         3,220
   Fees received                                                                                 752                477
   Interest paid                                                                                (997)              (863)
   Cash paid to suppliers and employees                                                       (2,560)            (2,031)
   Proceeds from sale of loans                                                                 1,207              7,247
   Originations of loans held for sale                                                          (933)            (5,653)
   Income taxes paid                                                                             (99)              (249)
                                                                                     ---------------    ---------------
                Net cash provided by operating activities                                      1,459              2,148
                                                                                     ---------------    ---------------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                                 (10,526)           (18,742)
   Proceeds from maturities, calls and principal payments of
     available-for-sale securities                                                             2,786              7,961
   Loans made to customers, net of repayments                                                (11,199)            (4,039)
   Purchase of bank premises and equipment                                                      (203)              (491)
   Proceeds from sales of available-for-sale securities                                        4,157                  -
   Proceeds from sale of repossessed property                                                     29                  -
   Purchase of restricted equity securities                                                     (104)                 -
   Proceeds from acquisition of NBC, net                                                           -              1,334
                                                                                     -----------------  ---------------
                Net cash used in investing activities                                        (15,060)           (13,977)
                                                                                     ---------------    ---------------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                                                  9,988              8,871
   Net increase in time deposits                                                               4,003              2,278
   Increase in Fed funds purchased                                                             4,138                  -
   Proceeds from sale of common stock                                                            205                  -
   Dividends paid                                                                               (280)              (207)
   Increase in securities sold under repurchase agreements                                        42              2,334
   Proceeds from (repayment of) Federal Home Loan Bank
     borrowings                                                                                4,987               (500)
                                                                                     ---------------    ---------------
                Net cash provided by financing activities                                     23,083             12,776
                                                                                     ---------------    ---------------

Net increase in cash and cash equivalents                                                      9,482                947

Cash and cash equivalents at beginning of period                                               6,596              6,512
                                                                                     ---------------    ---------------

Cash and cash equivalents at end of period                                           $        16,078    $         7,459
                                                                                     ===============    ===============

See accompanying notes to consolidated financila statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                     Six Months Ended June 30, 2004 and 2003

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                                                           2004                2003
                                                                                           ----                ----
                                                                                                (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                    $           696    $           385
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and accretion                                                304                306
         Federal Home Loan Bank stock dividends                                                   (7)                (2)
         Security gains related to available-for-sale securities                                 (67)                 -
         Provision for possible loan losses                                                      210                135
         Increase in accrued interest receivable                                                 (33)              (105)
         Increase in other assets                                                               (157)              (108)
         Decrease in accrued interest payable                                                   (121)              (147)
         Increase in other liabilities                                                           139                 57
         Decrease in loans held for sale                                                         274              1,594
         Decrease in deferred taxes                                                              221                 33
                                                                                     ---------------    ---------------
                Total adjustments                                                                763              1,763
                                                                                     ---------------    ---------------

                Net cash provided by operating activities                            $         1,459    $         2,148
                                                                                     ===============    ===============



Supplemental Schedule of Non-Cash Activities:

     Unrealized loss in values of securities available-for-sale                      $          (421)   $          (138)
                                                                                     ===============    ===============

     Non-cash transfers from loans to repossessed property                           $             6    $             -
                                                                                     ===============    ===============

See accompanying notes to consolidated financial statements (unaudited).

                        LEGENDS FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


Basis of Presentation
---------------------

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. ("Legends Financial") or ("the Company"), Legends Bank ("Legends Bank") and its wholly-owned subsidiary, Legends Financial Services, Inc. On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial. Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. For quarters after June 30, 2002, Legends Bank will be included in the consolidated financial statements of its parent, Legends Financial, which is subject to the rules and regulations of the Securities and Exchange Commission. The transaction has been treated as a reorganization for accounting purposes. For comparative purposes, all financial information of Legends Bank prior to the reorganization has been presented or included in all financial information of Legends Financial.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Legends Financial as of June 30, 2004 and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, comprehensive earnings (loss) for the three months and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2003 financial statements presented in Legends Financial's December 31, 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses
-------------------------

Transactions in the allowance for loan losses were as follows:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     -------------------------------------
                                                                           2004               2003
                                                                           ----               ----
                                                                                (In Thousands)

       Balance, January 1, 2004 and 2003, respectively               $         1,225    $           879
       Add (deduct):
          Losses charged to allowance                                            (13)               (11)
          Recoveries credited to allowance                                         5                 31
          Provision for loan losses                                              210                135
                                                                     ---------------    ---------------
       Balance, June 30, 2004 and 2003, respectively                 $         1,427    $         1,034
                                                                     ===============    ===============

                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (Unaudited)


Allowance for Loan Losses, Continued
------------------------------------

The provision for loan losses was $210,000 and $135,000 for the first six months of 2004 and 2003, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

Acquisition
-----------

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

Stock Option Arrangement
------------------------

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the "1998 Arrangement"). The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At June 30, 2004, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 50,414 shares have been exercised). At June 30, 2004, 57,586 shares have been granted and not exercised. Of these shares 57,586 are exercisable as of June 30, 2004.

                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (Unaudited)


Stock Option Arrangement, Continued
-----------------------------------

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At June 30, 2004, 174,020 shares of the options had been granted at $18.75 per share and 2,500 at $17.00 per share (6,840 shares have been forfeited and no shares have been exercised). At June 30, 2004, 176,520 shares had been granted and not exercised of which 136,631 were exercisable.

Legends Financial's stockholders approved Legends Bank 1998 Arrangement and 2001 Plan. Legends Financial agreed with Legends Bank that it would exchange its options to the holders of stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis. Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial's Stock Option Plan.

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


                                                               In Thousands, Except Per Share Amounts
                                                      ---------------------------------------------------------
                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                      ----------------------------    -------------------------
                                                          2004           2003            2004         2003
                                                          ----           ----            ----         ----

           Net earnings               As Reported     $       362    $     209        $      696   $      385
                                      Proforma        $       361    $     185        $      678   $      337

           Basic earnings             As Reported     $       .26    $     .15        $      .50   $      .28
             per common share         Proforma        $       .25    $     .13        $      .48   $      .24

           Diluted earnings           As Reported     $       .26    $     .15        $      .49   $      .27
             per common share         Proforma        $       .26    $     .13        $      .48   $      .24


                        LEGENDS FINANCIAL HOLDINGS, INC.

                                   (Unaudited)


Earnings Per Share
------------------

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options and warrants.

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2004 and 2003:

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                         --------------------------------    ---------------------------------
     (In Thousands, except share amounts)                     2004             2003               2004             2003
                                                              ----             ----               ----             ----

     Basic EPS Computation:
       Numerator - net earnings available to
          common shareholders                            $        362              209       $        696              385
                                                         ------------     ------------       ------------     ------------
       Denominator - weighted average number
          of common shares outstanding                      1,400,370        1,379,083          1,392,107        1,379,083
                                                         ------------     ------------       ------------     ------------

       Basic earnings per common share                   $        .26              .15       $        .50              .28
                                                         ============     ============       ============     ============

     Diluted EPS Computation:
       Numerator-net earnings available to
          common shareholders                            $        362              209       $        696              385
                                                         ------------     ------------       ------------     ------------

       Denominator:
          Weighted average number of common
            shares outstanding                              1,400,370        1,379,083          1,392,107        1,379,083
          Dilutive effect of stock options                     30,550           31,630             30,550           31,630
                                                         ------------     ------------       ------------     ------------
                                                            1,430,920        1,410,713          1,422,657        1,410,713
                                                         ------------     ------------       ------------     ------------

       Diluted earnings per common share                 $        .26              .15       $        .49              .27
                                                         ============     ============       ============     ============

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation
             ---------------------------------------------------------

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Company's December 31, 2003 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

         The Company had net earnings of $362,000 and $696,000 for the three and six months ended June 30, 2004 as compared to $209,000 and $385,000 in earnings for the same period in 2003. The increase in earnings is the result of continued growth in the assets of the Company. On a per share basis, the net earnings for the three months ended June 30, 2004, resulted in basic and diluted earnings per share of $.26 and basic and diluted earnings per share of $.50 and $.49 for the six months ended June 30, 2004, respectively. For the three months ended June 30, 2003 the basic and diluted earnings per share was $.15 and the basic and diluted earnings per share was $.28 and $.27 for the six months ended June 30, 2003, respectively.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Net Interest Income
-------------------

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Total interest income for the six months ended June 30, 2004 and 2003 was $4,135,000 and $3,338,000, respectively. Total interest expense for the six months ended June 30, 2004 and 2003 was $984,000 and $867,000, respectively. This resulted in an increase in net interest income of $680,000 or 27.5% during the first six months of 2004 as compared to the comparable period in the prior year. Total interest income for the three months ended June 30, 2004 and 2003 was $2,102,000 and $1,730,000, respectively. Total interest expense for the three months ended June 30, 2004 and 2003 was $507,000 and $439,000. The foregoing resulted in an increase in net interest income of $304,000 or 23.5% during the three months ended June 30, 2004 as compared to the same period in the prior year. The increase is due primarily to continued growth of the Bank and a decrease in higher yielding time deposits which matured during 2003. Interest rates are expected to increase slightly in 2004. Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2004 to provide for greater net interest margin.

Provision for Possible Loan Losses
----------------------------------

         The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three and six month period ended June 30, 2004 was $90,000 and $210,000, respectively, as compared to $49,000 and $135,000, respectively, for the same periods in 2003. The provision for loan losses raised the allowance for possible loan losses to $1,427,000 at June 30, 2004, an increase of 16.5% from $1,225,000 at December 31, 2003. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 2004 to be adequate. The allowance for loan losses was 1.23% and 1.17% of loans outstanding at June 30, 2004 and December 31, 2003, respectively.

Non-Interest Income
-------------------

         The Company's non-interest income consists of service charges on deposit accounts, other fees and commissions, fees on mortgage originations and security gains. Non-interest income, excluding securities transactions, increased $275,000 or 57.6% during the six months ended June 30, 2004 as compared to the same period in 2003. The increase for the quarter ended June 30, 2004 was $196,000 or 85.2% as compared to the same period in 2003. The increase in non-interest income exclusive of securities gains was due primarily to increases in service charges on deposit accounts and other fees and commissions resulting from the growth of the Company's loan portfolio and deposit base. Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2004 due to growth of the Company.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Non-Interest Expense
--------------------

         Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense and other operating expenses. Non-interest expense increased $598,000 or 27.9% during the six months ended June 30, 2004 as compared to the same period in 2003. The increase for the quarter ended June 30, 2004 was $306,000 or 27.6% as compared to the same period in 2003. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company. Other operating expenses for the six months ended June 30, 2004 increased to $657,000 from $553,000 for the first six months of 2003. These expenses include taxes, supplies, communications and general operating costs which increased as a result of continued growth of the Company.

Financial Condition
-------------------

         Balance Sheet Summary.  The Company's  total assets  increased 15.6% to
         ---------------------
$173,510,000 at June 30, 2004 from $150,035,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $114,777,000 at June 30, 2004, a 10.6% increase compared to $103,794,000 at December 31, 2003. Investment securities increased $2,863,000 or 9.0% to $34,807,000 at June 30, 2004. There were no Federal funds sold at June 30, 2004 as compared to $3,195,000 at December 31, 2003. The Federal funds sold were used primarily to provide funding for loan growth and security purchases.

         Total liabilities increased by 17.1% to $159,170,000 for the six months ended June 30, 2004 compared to $135,895,000 at December 31, 2003. This increase was composed primarily of a $13,991,000 increase in total deposits, a $4,138,000 increase in Federal funds purchased and an increase of $4,987,000 in advances from the Federal Home Loan Bank during the six months ended June 30, 2004.

         A more detailed discussion of assets, liabilities and capital follows:

         Loans
         -----

         Loan categories are as follows:

                                                                         June 30,         December 31,
                                                                           2004               2003
                                                                     ---------------     --------------
                                                                                (In Thousands)

                Commercial, financial and agricultural               $        19,629    $        20,256
                Installment                                                    6,864              4,870
                Real estate - mortgage                                        76,471             66,500
                Real estate - construction                                    13,240             13,393
                                                                     ---------------    ---------------
                         Total                                       $       116,204    $       105,019
                                                                     ===============    ===============


                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Financial Condition, Continued
------------------------------

         Loans are a large component of the Bank's assets and are a primary source of income. The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction. The table above sets forth the loan categories in the portfolio at June 30, 2004 and December 31, 2003.

         As represented in the table, primary loan growth was in real estate mortgage loans. Management is increasing loans in an orderly fashion to maintain quality.

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

         The Company's first mortgage single family residential and consumer loans which total approximately $25,299,000 and $5,205,000, respectively at June 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Financial Condition, Continued
------------------------------

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2004 and December 31, 2003, the Company had $56,000 and $305,000,
respectively, of loans on nonaccrual status.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2004 the Company had one loan totalling $253,000 that has had the terms modified in a troubled debt restructuring and none as of June 30, 2003.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         As of June 30, 2004, the Company had impaired loans totaling $1,072,000. A specific allocation of $98,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $32,000 and the average recorded investment for the six months ended June 30, 2004 was $1,409,000 At December 31, 2003, impaired loans totaled $1,832,000 and had specific allowance for possible loan losses of $163,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard and special mention by management's internal grading system. The total collateral of these loans approximated $1,132,000 at June 30, 2004.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Financial Condition, Continued
------------------------------

         The following schedule details selected information as to non-performing loans of the Bank at June 30, 2004 and December 31, 2003:

                                                June 30, 2004                          December 31, 2003
                                     -------------------------------------    -------------------------------------
                                         Past Due                                  Past Due
                                         90 Days          Non-Accrual              90 Days          Non-Accrual
                                         --------         -----------              --------         -----------
                                                (In Thousands)                           (In Thousands)

         Real estate loans           $           347                 -        $              -                  -
         Installment loans                         -                 11                      -                 39
         Commercial                                -                 45                      -                266
                                     ----------------- ----------------       -----------------  ----------------
                                     $           347                 56       $              -                305
                                     ===============   ================       ===================================

         Renegotiated loans          $             -                          $              -
                                     ===============                          ================


Securities
----------

         Securities totaled $34,807,000 and $31,944,000 at June 30, 2004 and December 31, 2003, respectively, and was a primary component of the Bank's earning assets. Restricted equity securities totaled $591,000 and $480,000 at June 30, 2004 and December 31, 2003, respectively. The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

o        Debt  securities for which the  enterprise has the positive  intent and
         ability  to  hold  to  maturity  are  classified  as   held-to-maturity
         securities and reported at amortized costs.

o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Securities, Continued
---------------------

         The Bank's classification of securities as of June 30, 2004 and December 31, 2003 is as follows:

                                                                       Available-for-Sale
                                            -------------------------------------------------------------------------
                                                      June 30, 2004                        December 31, 2003
                                            ----------------------------------     ----------------------------------
                                                                 Estimated                             Estimated
                                               Amortized          Market              Amortized          Market
                                                  Cost             Value                Cost              Value
                                               ---------         ---------            ---------         ---------

         U.S. Treasury and other U.S.
           Government agencies and
           corporations                     $       3,675             3,547        $        1,796           1,755
         Mortgage-backed securities                19,804            19,392                18,976          18,923
         Obligations of states and
           political subdivisions                   9,578             9,137                 8,237           8,091
         Domestic corporate bonds                   2,750             2,731                 3,250           3,175
                                            -------------     -------------        --------------   -------------
                                            $      35,807            34,807        $       32,259          31,944
                                            =============     =============        ==============   =============


         No securities have been classified as trading or held-to-maturity securities.

Deposits
--------

         Deposits, which in the future are expected to be the principal source of funds for the Bank, totaled $143,807,000 and $129,816,000 at June 30, 2004 and December 31, 2003, respectively. The Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

         Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for the Bank; however, the Bank competes with several large bank holding companies that have banking offices in this area. Even though the Bank is in a very competitive market, management currently believes that it is possible to increase the Bank's deposit and asset size. Management believes that it's position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability. However, no assurance of market growth can be given.

Liquidity and Asset Management
------------------------------

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

                        LEGENDS FINANCIAL HOLDINGS, INC.

                             FORM 10-QSB CONTINUED


Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Liquidity and Asset Management, Continued
-----------------------------------------

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

         The Company's securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $6.0 million mature or will be subject to rate adjustments within the next twelve months.

         The Company has entered into an interest rate swap agreement. The swap instrument totals $500,000 and has a fixed rate yield of 6.65% through January 28, 2009. The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points. As of June 30, 2004, the transaction has resulted in an unrealized loss of approximately $21,000.

         A secondary source of liquidity is the Company's loan portfolio. At June 30, 2004, loans of approximately $41.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $23.3 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

         The Company has committed to opening an additional branch in the Clarksville, Tennessee area expected to be completed in the second quarter of 2005. The total estimated cost to open the branch is $690,000.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Liquidity and Asset Management, Continued
-----------------------------------------

         At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way other than the branch opening previously discussed.

Capital Position and Dividends
------------------------------

         At June 30, 2004, total stockholders' equity was $14,340,000 or 8.3% of total assets, which compares with $14,140,000 or 9.4% of total assets at December 31, 2003. The dollar increase in stockholders' equity during the six months ended June 30, 2004 results from the Bank's income of $696,000 and proceeds from issuance of stock pursuant to the Company's stock option plan totaling $205,000 which was offset by an unrealized loss on available-for-sale securities of $421,000 and a dividend paid of $280,000.

         The Bank's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital
(essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Bank to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2004, the Bank's total risk-based capital ratio was 12.5% and its Tier I risk-based capital ratio was 11.4%. At December 31, 2003, the Bank's total risk-based capital ratio was 15.6% and its Tier I risk-based capital ratio was 12.5%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Bank is 4%. At June 30, 2004, the Bank had a leverage ratio of 9.1% compared to 9.9% at December 31, 2003. The ratios are high when compared to industry averages and result from the fact that the Bank is a newly chartered institution. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

         There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarter ended June 30, 2004, the Company did not issue or redeem any shares of its voting common stock. No shares of the Company's voting common stock were redeemed for the year ending December 31, 2003. During the three months ended June 30, 2004, the Company issued 8,680 shares in connection with its stock option plan. Privately negotiated trades may not be reliable indicators of value.

         On February 17, 2004, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 20, 2004. The recommendation was to set the dividend rate for 2004 at 33% of 2003 earnings. On May 14, 2004, the dividends were paid in the amount of $280,000 or $.20 per share of voting common stock.

                        LEGENDS FINANCIAL HOLDINGS, INC.

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             ----------------------------------------------------------
             Continued
             ---------

Capital Position and Dividends, Continued
-----------------------------------------

         The Financial Accounting Standards Board has proposed a pronouncement that requires all companies to recognize compensation expense related to the issuance of stock options. However, implementation of this pronouncement has been delayed through Congressional action. The ultimate outcome remains unknown until Congress reaches a consensus on how to account for stock options. If the Company is required to expense stock options it will have a negative impact on earnings, the effect of which is not yet determinable.

Impact of Inflation
-------------------

         Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Bank's results of operations.

Item 3.      Controls and Procedures
             -----------------------

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.

         There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended June 30, 2004.

                           PART II. OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

                None

Item 2.    CHANGES IN SECURITIES

           (a) Not Applicable.

           (b) Not Applicable.

           (c) Shares of the Company's common stock were issued to Employees pursuant to the Company's Stock Option Plan as follows:

                                                     Number of Shares of
                             Date of Sale             Common Stock Sold             Price Per Share
                             ------------            -------------------            ---------------

                               5/25/04                      3,020                      $     8.33
                                6/2/04                      1,952                      $     8.33
                                6/7/04                        700                      $     8.33
                                6/8/04                        700                      $     8.33
                                6/9/04                        308                      $     8.33
                               6/10/04                      2,000                      $     8.33

               The aggregate proceeds of the shares sold were $72,304.

               There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

               The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

               The common stock is not convertible or exchangeable into other equity securities.

               The proceeds of the sales are being used by the Company for general corporate purposes.

           (d) Not Applicable.

           (e) No repurchase of Company securities were made during the quarter ended June 30, 2004. The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of the Company's stockholders was held April 20, 2004.

           (b) The following members of the board of directors were each reelected as Class II directors to serve for additional three year terms or until their respective successors are duly elected and qualified.

                        Mark Barnett
                        Dwight Dickson
                        Ronald Goad
                        Jimmy Terry, Sr.

               The term of office for the following members of the board of directors continued after the meeting: Billy P. Atkins, Thomas E. Bates, Jr., Dick Littleton and Pravin C. Patel (Class
               III); and James D. Amos, David Nussbaumer, Gene Washer, Doug Weiland (Class I).

           (c) (1) The following directors were elected by the following tabulation:

                                                       Number
                                                         of                                                Broker
                                                       Shares                                               Non-
                                                       Voting         For        Against      Abstain      Votes
                                                       -------       -------     ------       -------      ------

                    Mark Barnett                       787,748       776,516     10,272         960           0
                    Dwight Dickson                     787,748       772,976     14,052         720           0
                    Ronald Goad                        787,748       765,776     13,392       8,580           0
                    Jimmy Terry                        787,748       771,788     15,240         720           0


               (2)  The   ratification  of  the  appointment  of  Maggart  &
                    Associates, P.C. as independent auditors for the Company for the fiscal year 2004 was as follows:

                                                       Number
                                                         of                                                Broker
                                                       Shares                                               Non-
                                                       Voting         For        Against     Abstain       Votes
                                                       -------       -------     -------     -------       -------

                                                       787,748       782,096         0         5,652           0

           (d) None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Rule 13a-14(a) Certifications. Section 1350 Certifications.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



              In accordance with the requirements of the Exchange Act, the Bank caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        LEGENDS FINANCIAL HOLDINGS, INC.
                -------------------------------------------------
                                  (Registrant)




DATE:           August 11, 2004                      /s/    Billy Atkins
       ---------------------------------     ----------------------------------
                                             Billy Atkins, President and
                                             Chief Executive Officer




DATE:           August 11, 2004                      /s/    Thomas Bates
       ---------------------------------     -----------------------------------
                                             Thomas Bates, Executive Vice
                                             President and Chief Financial
                                             Officer






                        LEGENDS FINANCIAL HOLDINGS, INC.
                        INDEX TO EXHIBITS FOR FORM 10-QSB
                         FOR QUARTER ENDED JUNE 30, 2004



       EXHIBIT NO.                           EXHIBIT DESCRIPTION
       -----------                           -------------------

       Exhibits 31.1 and 31.2                Rule 13a-14(a) Certifications.

       Exhibits 32.1 and 32.2                1350 Certifications.