Form 10QSB
period 2004-09-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2004-11-15
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  ☒       No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $1.00 par value, outstanding:1,406,397 shares at November 5, 2004

Transitional Small Business Disclosure Format (check one):  Yes  ☐       No  ☒

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2004 and December 31 2003

(Unaudited)

	September 30, 2004	December 31, 2003
	(In Thousands)
Assets

Loans, less allowance for possible loan losses of $1,464,000 and $1,225,000, respectively	$122,307	$103,794
Securities available-for-sale, at market (amortized cost of $37,853,000 and $32,259,000, respectively)	37,707	31,944
Restricted equity securities	650	480
Loans held for sale	—	274
Federal funds sold	—	3,195
Total earning assets	160,664	139,687

Cash and due from banks	11,484	3,401
Bank premises and equipment, net	5,764	5,488
Other real estate	512	92
Accrued interest receivable	728	632
Other assets	243	276
Deferred tax asset, net	242	306
Goodwill	153	153

Total assets	$179,790	$150,035

Liabilities and Stockholders’ Equity

Deposits	$146,194	$129,816
Securities sold under repurchase agreements	305	651
Advances from Federal Home Loan Bank	12,925	4,991
Federal funds purchased	4,253	—
Accrued interest payable	228	316
Income taxes payable	175	—
Accounts payable and other liabilities	422	121
Total liabilities	164,502	135,895

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,406,397 and 1,381,749 shares issued and outstanding, respectively	1,406	1,382
Additional paid-in capital	12,468	12,287
Retained earnings	1,504	666
Net unrealized loss on available-for-sale securities, net of income taxes of $56,000 and $120,000, respectively	(90)	(195)
Total stockholders’ equity	15,288	14,140

Total liabilities and stockholders’ equity	$179,790	$150,035

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$1,897	$1,462	$5,403	$4,204
Interest and dividends on taxable securities	244	257	712	835
Interest on non-taxable securities	103	—	257	—
Interest on Federal funds sold	6	1	13	19
Total interest income	2,250	1,720	6,385	5,058

Interest expense:
Interest on negotiable order of withdrawal accounts	88	66	267	227
Interest on money market and savings accounts	80	55	197	198
Interest on certificates of deposits	343	271	965	805
Interest on Federal funds purchased	4	11	11	15
Interest on advances from Federal Home Loan Bank	43	15	102	40
Total interest expense	558	418	1,542	1,285

Net interest income before provision for possible loan losses	1,692	1,302	4,843	3,773
Provision for possible loan losses	110	60	320	195
Net interest income after provision for possible loan losses	1,582	1,242	4,523	3,578

Non-interest income:
Service charges on deposit accounts	172	118	490	339
Other fees and commissions	203	111	637	367
Security gains	—	—	67	—
Total non-interest income	375	229	1,194	706

Non-interest expenses:
Employee salaries and benefits	723	574	2,093	1,628
Occupancy expenses, net	99	72	299	207
Furniture and equipment expense	118	106	350	319
Data processing expense	104	91	302	235
Advertising expense	49	31	136	78
Director fees and expenses	35	33	104	101
Public relationships and donations	32	31	89	67
Printing and supplies	30	27	96	78
Other operating expenses	211	183	676	581
Loss on sale of other real estate	5	2	5	2
Loss on securities sold	—	6	—	6
Total non-interest expenses	1,406	1,156	4,150	3,302
Earnings before income taxes	551	315	1,567	982
Income taxes	129	149	449	431
Net earnings	$422	$166	$1,118	$551
Basic earnings per common share	$.30	$.12	$.80	$.40
Diluted earnings per common share	$.29	$.12	$.78	$.39

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

Net earnings	$422	$166	$1,118	$551

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $326,000, $328,000, $91,000 and $284,000, respectively	526	(529)	146	(461)
Less: reclassification adjustment for (gains) losses included in earnings, net of taxes of $2,000, $26,000 and $2,000, respectively	—	4	(41)	4
Other comprehensive earnings (loss)	526	(525)	105	(457)

Comprehensive earnings (loss)	$948	$(359)	$1,223	$94

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$6,444	$5,002
Fees received	1,127	706
Interest paid	(1,630)	(1,137)
Cash paid to suppliers and employees	(3,630)	(3,075)
Proceeds from sale of loans	1,207	9,701
Originations of loans held for sale	(933)	(8,014)
Taxes paid	(153)	(484)
Net cash provided by operating activities	2,432	2,699

Cash flows from investing activities:
Purchase of available-for-sale securities	(13,957)	(23,967)
Proceeds from maturities/calls and principal payments of available-for-sale securities	4,051	12,874
Loans made to customers, net of repayments	(19,253)	(12,630)
Purchase of bank premises and equipment	(599)	(996)
Proceeds from sales of available-for-sale securities	4,224	1,853
Disposal of bank premises and equipment	16	—
Purchase of restricted equity securities	(170)	—
Proceeds from acquisition of NBC, net	—	1,334
Net cash used in investing activities	(25,688)	(21,532)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	2,798	4,049
Net increase in time deposits	13,580	11,673
Increase in Federal funds purchased	4,253	1,375
Proceeds from sale of common stock issued pursuant to stock option plan	205	10
Dividends paid	(280)	(207)
Proceeds from Federal Home Loan Bank borrowings	7,934	5,498
Decrease in repurchase agreements, net	(346)	(3,022)
Net cash provided by financing activities	28,144	19,376

Net increase in cash and cash equivalents	4,888	543

Cash and cash equivalents at beginning of period	6,596	6,512

Cash and cash equivalents at end of period	$11,484	$7,055

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,118	$551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	462	498
Provision for possible loan losses	320	195
Securities (gains) losses	(67)	6
Increase in accrued interest receivable	(96)	(39)
Decrease (increase) in income tax receivable/payable	296	(53)
Increase in other assets	(88)	(158)
Decrease in accrued interest payable	(88)	(113)
Decrease in loans held for sale	274	1,687
Increase in other liabilities and accounts payable	301	125
Total adjustments	1,314	2,148

Net cash provided by operating activities	$2,432	$2,699

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on securities available-for-sale, net of taxes of $65,000 and $282,000, respectively	$105	$(457)

Non-cash transfers from loans to other real estate	$420	$77

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial”) or (“the Company”), Legends Bank (“Legends Bank”) or (“the Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank.  On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial.  Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  For quarters after June 30, 2002, Legends Bank will be included in the consolidated financial statements of its parent, Legends Financial, which is subject to the rules and regulations of the Securities and Exchange Commission.  The transaction has been treated as a reorganization for accounting purposes.  For comparative purposes, all financial information of the Bank prior to the reorganization has been presented or included in the financial information of Legends Financial.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  Certain prior period financial information has been reclassified to conform with current period presentation.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, results of operations for the three months and nine months ended September 30, 2004 and 2003, comprehensive earnings (loss) for the three months and nine months ended September 30, 2004 and 2003, and changes in cash flows for the nine months ended September 30, 2004 and 2003.  All significant intercompany transactions have been eliminated.  The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2003 Annual Report to Stockholders.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)

Balance, January 1, 2004 and 2003, respectively	$1,225	$879
Add (deduct):
Losses charged to allowance	(87)	(30)
Recoveries credited to allowance	6	32
Provision for loan losses	320	195
Balance, September 30, 2004 and 2003, respectively	$1,464	$1,076

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Allowance for Loan Losses, Continued

The provision for loan losses was $320,000 and $195,000 for the first nine months of 2004 and 2003, respectively.  The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses.  Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay.  Management has in place a system designed to identify and monitor problems on a timely basis.

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

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”).  The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.  At September 30, 2004, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 50,414 shares have been exercised).  At September 30, 2004, 57,586 shares have been granted and not exercised.  Of these shares 57,586 are exercisable as of September 30, 2004.

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001, the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.  At September 30, 2004, 177,500 shares of the options had been granted at $18.75 per share and 2,500 at $17.00 per share (6,840 shares have been forfeited and no shares have been exercised).  At September 30, 2004, 176,520 shares had been granted and not exercised of which 137,131 were exercisable.

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

		In Thousands, Except Per Share Amounts
		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003

Net earnings	As Reported	$422	$166	$1,118	$551
	Proforma	$416	$142	$1,094	$479

Basic earnings	As Reported	$.30	$.12	$.80	$.40
per common share	Proforma	$.30	$.11	$.78	$.35

Diluted earnings	As Reported	$.29	$.12	$.78	$.39
per common share	Proforma	$.29	$.10	$.77	$.34

Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share.  SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share.  The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period.  For the Company, the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Earnings Per Share, Continued

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share amounts)	2004	2003	2004	2003

Basic EPS Computation:
Numerator – net earnings (loss) available to common shareholders	$422	$166	$1,118	$551
Denominator - weighted average number of common shares outstanding	1,406,397	1,379,985	1,396,909	1,379,387

Basic earnings per common share	$.30	$.12	$.80	$.40

Diluted EPS Computation:
Numerator	$422	$166	$1,118	$551

Denominator:
Weighted average number of common shares outstanding	1,406,397	1,379,985	1,396,909	1,379,387
Dilutive effect of stock options	31,291	31,165	31,291	31,165
	1,437,688	1,411,150	1,428,200	1,410,552

Diluted earnings per common share	$.29	$.12	$.78	$.39

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

Results of Operations

The Company had net earnings of $1,118,000 for the nine months ended September 30, 2004 as compared to a $551,000 net earnings for the same period in 2003.  The increase in earnings is the result of continued growth in the assets of the Company.  On a per share basis, the Company achieved basic earnings of $.80 and $.40 per common share and diluted earnings per common share of $.78 and $.39 for the nine months ended September 30, 2004 and 2003, respectively.  For the three months ended September 30, 2004 and 2003 the basic earnings per share were $.30 and $.12, respectively, and the diluted earnings per share were $.29 and $.12, respectively.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Total interest income for the nine months ended September 30, 2004 and 2003 was $6,385,000 and $5,058,000, respectively.  Total interest expense for the nine months ended September 30, 2004 and 2003 was $1,542,000 and $1,285,000, respectively.  This resulted in an increase in net interest income of $1,070,000 or 28.4% during the first nine months of 2004 as compared to the comparable period in the prior year.  Total interest income for the three months ended September 30, 2004 and 2003 was $2,250,000 and $1,720,000, respectively.  Total interest expense for the three months ended September 30, 2004 and 2003 was $558,000 and $418,000.  The foregoing resulted in an increase in net interest income of $390,000 or 30.0% during the three months ended September 30, 2004 as compared to the same period in the prior year.  The increase is due primarily to continued growth of the Bank and a decrease in higher yielding time deposits which matured during 2003.  Interest rates are expected to increase slightly in 2004.  Management believes that a satisfactory level of loans and deposit can be originated or repriced during the remainder of 2004 to provide for greater net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses during the nine month period ended September 30, 2004 was $320,000 as compared to $195,000 for the same period in 2003.  The provision for loan losses raised the allowance for possible loan losses to $1,464,000 at September 30, 2004, an increase of 19.5% from $1,225,000 at December 31, 2003.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at September 30, 2004 to be adequate.  The allowance for loan losses was 1.18% and 1.17% of loans outstanding at September 30, 2004 and December 31, 2003.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions and security gains.  Non-interest income, excluding securities transactions, increased $421,000 or 59.6% during the nine months ended September 30, 2004 as compared to the same period in 2003.  The increase for the quarter ended September 30, 2004 was $146,000 or 63.8% as compared to the same period in 2003.  The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions and the addition of lock box services.  Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2004 due to growth of the Company.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense and other operating expenses.  Non-interest expense, excluding securities transactions, increased $854,000 or 25.9% during the nine months ended September 30, 2004 as compared to the same period in 2003.  The increase for the quarter ended September 30, 2004 was $256,000 or 22.3% as compared to the same period in 2003.  The increases in non-interest expense are attributable primarily to increases in salaries and benefits associated with an increase in the number of employees necessary to support the Company’s expanded operations.  The increase in occupancy expenses was also due to the Company’s expanded operations.  Other operating expenses for the nine months ended September 30, 2004 increased to $965,000 from $827,000 for the first nine months of 2003.  These expenses include taxes, supplies, communications and general operating costs which increased as a result of continued growth of the Company.

Financial Condition

Balance Sheet Summary.  The Company’s total assets increased 19.8% to $179,790,000 at September 30, 2004 from $150,035,000 at December 31, 2003.  Loans, net of allowance for possible loan losses, totaled $122,307,000 at September 30, 2004, a 17.8% or $18,513,000 increase compared to $103,794,000 at December 31, 2003.  Investment securities increased $5,763,000 or 18.0% to $37,707,000 at September 30, 2004.  There were no Federal funds sold at September 30, 2004 as compared to $3,195,000 at December 31, 2003.  The Federal funds sold were used primarily to provide funding for loan growth and security purchases.

Total liabilities increased by 21.1% to $164,502,000 for the nine months ended September 30, 2004 compared to $135,895,000 at December 31, 2003.  This increase was composed primarily of a $16,378,000 increase in total deposits during the nine months ended September 30, 2004 and a $7,934,000 increase in advances from Federal Home Loan Bank, and an increase of $4,253,000 in Federal funds purchased during the nine months ended September 30, 2004.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	September 30, 2004	December 31, 2003
	(In Thousands)

Commercial, financial and agricultural	$22,600	$20,256
Installment	6,511	4,870
Real estate - mortgage	79,025	66,500
Real estate - construction	15,635	13,393
Total	$123,771	$105,019

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Loans are a large component of the Bank’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories in the portfolio at September 30, 2004 and December 31, 2003.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $25,732,000, and $5,522,000, respectively at September 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At September 30, 2004 impaired loans which had been placed on non-accrual status totaled $542,000.  There were $305,000 of non-accrual loans outstanding at December 31, 2003.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At September 30, 2004, the Company had one loan totaling $250,000 that has had the terms modified in a troubled debt restructuring and none as of September 30, 2003.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of September 30, 2004, the Company had impaired loans totaling $3,171,000.  A specific allocation of $207,000 has been established by management related to these loans.  The total amount of interest recognized during the period on impaired loans approximated $262,000 and the average recorded investment for the nine months ended September 30, 2004 was $1,850,000.  At December 31, 2003, impaired loans totaled $1,832,000 and had specific allowance for possible loan losses of $163,000 allocated.  The impaired loans are generally commercial loans and have been classified as substandard and special mention by management’s internal grading system.  The total collateral of these loans as of September 30, 2004 approximates $3,883,000.

The following schedule details selected information as to non-performing loans of the Company at September 30, 2004:

	September 30, 2004		December 31, 2003
	Past Due 90 Days	Non-Accrual	Past Due 90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	$491	$—	$—
Installment loans	—	6	—	39
Commercial	—	45	—	266
	$—	$542	$—	$305

Renegotiated loans	$—		$—

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Securities

Securities totaled $37,707,000 and $31,944,000 at September 30, 2004 and December 31, 2003, respectively, and was a primary component of the Bank’s earning assets.  Restricted equity securities totaled $650,000 and $480,000 at September 30, 2004 and December 31, 2003, respectively.  The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•                  Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

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

The Bank’s classification of securities as of September 30, 2004 and December 31, 2003 is as follows:

	Available-for-Sale
	September 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,124	4,098	$1,796	1,755
Mortgage-backed securities	19,523	19,402	18,976	18,923
Obligations of states and political subdivisions	11,456	11,474	8,237	8,091
Domestic corporate bonds	2,750	2,733	3,250	3,175
	$37,853	37,707	$32,259	31,944

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for the Bank, totaled $146,194,000 and $129,816,000 at September 30, 2004 and December 31, 2003, respectively.  The Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for the Bank; however, the Bank competes with several large bank holding companies that have banking offices in this area.  Even though the Bank is in a very competitive market, management currently believes that it is possible to increase the Bank’s deposit and asset size.  Management believes that it’s position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability.  However, no assurance of market growth can be given.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling approximately $5.8 million mature or will be subject to rate adjustments within the next twelve months.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Liquidity and Asset Management, Continued

The Company has entered into an interest rate swap agreement.  The swap instrument’s notional value is $500,000 and the Company receives a fixed rate of 6.65% through January 28, 2009.  The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points.  As of September 30, 2004, the transaction has resulted in an unrealized loss of approximately $5,000.

A secondary source of liquidity is the Company’s loan portfolio.  At September 30, 2004, loans of approximately $53.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $21.6 million will become due during the next twelve months.  Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

The Company has committed to opening an additional branch in the Clarksville, Tennessee area expected to be completed in the second quarter of 2005.  The total estimated cost to open the branch is $690,000.

Currently, the Bank is contracted to handle all the deposits for the City of Clarksville.  This agreement will expire February, 2005, and if not renewed, could negatively impact anticipated deposit growth.

At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way, other than the branch opening and city accounts previously discussed.

Capital Position and Dividends

At September 30, 2004, total stockholders’ equity was $15,288,000 or 8.5% of total assets, which compares with $14,140,000 or 9.4% of total assets at December 31, 2003.  The dollar increase in stockholders’ equity during the nine months ended September 30, 2004 results from the Bank’s earnings of $1,118,000, a $105,000 unrealized gain on available-for-sale securities, proceeds from issuance of stock pursuant to the Company’s stock option plan totaling $205,000 which was offset by a dividend paid of $280,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on  regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Capital Position and Dividends, Continued

require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At September 30, 2004, the Company’s total risk-based capital ratio was 12.2% and its Tier I risk-based capital ratio was 11.1%.  At December 31, 2003, the Company’s total risk-based capital ratio was 15.6% and its Tier I risk-based capital ratio was 12.5%.  The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%.  At September 30, 2004, the Company had a leverage ratio of 8.8% compared to 9.9% at December 31, 2003.  It is management’s objective to leverage the Company to approximately a 8% capital ratio.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

There is no established trading market for the Company’s stock.  From time to time the Company may acquire shares of its stock to provide some liquidity in the shares.  During the quarter ended September 30, 2004, the Company did not redeem or issue any shares of its voting common stock.  No shares of the Company’s common voting stock were redeemed for the year ending December 31, 2003.  During the nine months ended September 30, 2004, the Company issued 24,648 shares in connection with its stock option plan.  Privately negotiated trades may not be reliable indicators of value.

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

Off Balance Sheet Arrangements

At September 30, 2004 the Company had unfunded loan commitments outstanding of $6.1 million and outstanding standby letters of credit of $797,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, the Company could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

LEGENDS FINANCIAL HOLDINGS, INC.

FORM 10-QSB, CONTINUED

Item 3.          Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended September 30, 2004.

PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  None.

(b)                                 Not Applicable.

(c)                                  No repurchase of Company securities were made during the quarter ended September 30, 2004.  The only restrictions on working capital and/or dividends are those reported in Part 1 of this Quarterly Report on Form 10-QSB.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.          OTHER INFORMATION

None

Item 6.          EXHIBITS

Rule 13a-14(a) Certifications.

Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Bank caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	November 12, 2004	/s/	Billy Atkins
Billy Atkins, President and Chief Executive Officer

DATE:	November 12, 2004	/s/	Thomas Bates
Thomas Bates, Executive Vice President and Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2004

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibits 31.1 and 31.2	Rule 13a-14(a) Certifications

Exhibits 32.1 and 32.2	1350 Certifications