Form 10KSB
period 2004-12-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2005-03-31
CIK 1173991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

YES  ☒         NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $10,436,000.

The aggregate market value of the issuer’s voting common stock held by non-affiliates, computed by reference to the price at which the stock was sold as of March 1, 2005, is $23,487,640 for 1,174,382 shares at an estimated $20.00 per share.

As of March 1, 2005, 1,423,151 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which was filed with the Securities and Exchange Commission on March 16, 2005, are incorporated by reference into Part III of this annual report on Form 10-KSB.

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

** The material required by Items 9 through 12 and 14 is incorporated by reference from Legends Financial Holdings’ definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. Legends Financial Holdings filed a definitive proxy statement with the Securities and Exchange Commission on March 16, 2005.

CAUTIONARY STATEMENT CONCERNING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB of Legends Financial Holdings, Inc., a Tennessee corporation (“Legends Financial” or the “Company”), contains or incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the “safe harbors” created thereby.  Those statements include, but may not be limited to, the discussions of Legends Financial’s expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters.  Also, when any of the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Legends Financial is a corporation formed on February 27, 2002 under the laws of the State of Tennessee for the purpose of acquiring Legends Bank, a Tennessee banking corporation (“Legends Bank”), by means of a share exchange and becoming a registered bank holding company under the Federal Reserve Act. On April 16, 2002, the shareholders of Legends Bank approved a Plan of Share Exchange (the “Plan of Share Exchange”) between Legends Financial and Legends Bank whereby the common shares of Legends Bank were exchanged, on a one for one basis, for shares of common stock of Legends Financial. The exchange became effective on July 1, 2002.

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

Market Area

Legends Bank’s primary service area encompasses Clarksville, Montgomery County, Tennessee and the surrounding counties in Tennessee and Kentucky. Clarksville is situated on the Tennessee-Kentucky border approximately 40 miles northwest of Nashville, Tennessee. Clarksville’s population is over 100,000, with the county totaling 150,000 people. Clarksville is home to Austin Peay State University, which is part of the Tennessee Regents higher education system with an enrollment of 7,000. A factor effecting Clarksville’s growth is the proximity to Fort Campbell, Kentucky, home of the 101st Airborne Division as well as other special forces outfits. There are over 23,000 soldiers and 40,000 family members that reside at Fort Campbell. Based on comparable data available on a statewide and national level, the local economy appears to be in better relative health than both Tennessee and the United States. The local retail, real estate and construction sectors are all showing positive growth. The data indicates the local economy is experiencing overall modest but stable growth. Today, Clarksville is Tennessee’s fifth largest city.

Employees

As of December 31, 2004, Legends Bank had 58 full-time employees, of which 25 were Bank officers, and 9 people employed on a part-time basis. Legends Bank’s employees are not represented by any union or other collective bargaining agreement and Legends Bank believes its employee relations are satisfactory.

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

Loan Portfolio

Legends Bank had a total of $129.8 million in loans at December 31, 2004.  As the loan portfolio is concentrated in Montgomery County, there is a risk that the ability of borrowers to repay the loans could be affected by changes in local economic conditions.  The loan portfolio consists primarily of real estate, commercial and installment loans.  Commercial loans consist of real estate loans, term loans, or lines of credit.  Maturity of term loans is normally limited to three to five years.  Conventional real estate loans may be made up to 89% of the appraised value or purchase cost of the real estate, with maturities generally 5 years or less and amortization not to exceed 30 years.  Installment loans are based on the earning capacity and vocational stability of the borrower.

Loan Policy

All lending activities of Legends Bank are under the direct supervision and control of the Board of Directors through the Executive Credit Approval Committee.  The Executive Credit Approval Committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.

The Executive Credit Approval Committee approves loan relationships over $750,000 while the full Board of Directors approves loan relationships of $2,000,000 or more and reviews all new loans made the preceding month.  Loans which are 30 days or more past due are reviewed monthly by the Board of Directors.

Real Estate Loans.  Commercial real estate loans are secured primarily by office, industrial and retail properties located in Clarksville.  Included in this category are loans secured by farmland.  These types of loans amounted to $47.1 million or 36% of the total loan portfolio as of December 31, 2004.  Commercial real estate loans typically may be amortized up to 20 years, but frequently have maturities at five years or less.  Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%.  Commercial real estate loans are generally larger and involve a greater degree of risk than mortgage loans.

Construction/Land development loans total $22.4 million or 17% of the total portfolio on December 31, 2004.  These loans are primarily used to fund residential construction.  Loans typically are set up for one to two years with adjustable rates and are repaid with the sale of collateral.  Construction loans for residential construction are originated with a loan-to-value ratio originally not exceeding 80%, and construction loans for non-residential construction and land development are originated with a loan-to-value ratio generally not exceeding 75%.  The Clarksville area continues to prosper in the residential home market.

Residential real estate loans representing loans secured by 1-4 family and multi-family mortgages.  These loans, as of December 31, 2004, including junior loans and home equity lines, total $30.5 million or 24% of the total loan portfolio.  Single family residence loans are originated for terms up to 30-year amortization.  Advances are typically limited to the lessor of 80% of appraised value or purchase price.  While amortization schedules may be for 30 years, interest rates on real estate loans are generally not set for a period longer than three to five years.  Residential real estate loans are originated with a loan-to-value ratio generally not exceeding 89.9%.

Commercial Business Loans. Commercial business loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment.  At December 31, 2004, commercial loans amounted to $24.5 million or 19% of the total loan portfolio.  Half of the outstanding commercial loans are term loans, and half are commercial lines of credit.

Consumer Loans.  Consumer loans are made to provide a wide range of financial services to customers and to create stronger ties to customers.  Consumer loans are typically five years or shorter and tend to carry higher yields, helping maintain a profitable spread between average loan yields and our cost of funds. Underwriting standards for consumer loans include assessment of the applicant’s repayment ability. Consumer loan repayment are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. As of December 31, 2004, consumer loans amounted to $5.3 million or 4% of the total loan portfolio.

Management of Legends Bank reviews on a monthly basis the loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  Legends Bank’s policy is to classify as non-accrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection.  Management defines “in the process of collection” as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles (“GAAP”) but is not in accordance with definition as contained in Banking Bulletin 91-19.  No concessions are granted and late fees are collected.  In addition, a loan will be classified as non-accrual if, in the opinion of the management, based upon a review of the borrower’s or guarantor’s financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

In addition, mortgage loans secured by real estate are placed on non-accrual status when the mortgagor is in bankruptcy, is 90 days delinquent, or foreclosure proceedings are instituted.  Any accrued interest receivable remains an obligation of the borrower.

Legends Bank’s underwriting guidelines are applied to four major categories of loans:  (1) commercial, financial and agricultural; (2) installment; (3) real estate - mortgage; and (4) real estate - construction.  Legends Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loans, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

The accrual of interest income is discontinued when it is determined that the collection of interest is less probable or the collection of any amount of principal is doubtful.  The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay.  At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability.  If collectability is doubtful, the unpaid interest is charged off.  Thereafter, interest on non-accrual loans is recognized only as received.  Legends Bank had $420,000 loans on non-accrual status at December 31, 2004.

At December 31, 2004, there were loans totaling $3,912,000 which were included in Legends Bank’s internal classified loans list.  Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.  The loan classifications do not represent or result from trends or uncertainties which management expects will be materially impacted by economic or other conditions.

At December 31, 2004 there were no loan concentrations that exceeded ten percent of total loans.  Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2004, which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

Credit Risk Management and Reserve for Loan Losses

Credit risks and exposure to loss are inherent parts of Legends Bank’s business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Legends Bank.  The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are endorsed and maintained.

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

The loan portfolio is reviewed on a monthly basis and management determines the amount of loans to be charged off.  In addition, such factors as Legends Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require Legends Bank to recognize additions to the allowances based on their judgments about information available at the time of their examination.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged off.

The reserve for loan losses is increased by provisions charged to operating expense.  The reserve is reduced by charging off loans or portions of loans at the time that are deemed by management to be uncollectible and increased when loans previously charged off are recovered.  The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management’s opinion, is adequate to provide for reasonably foreseeable potential loan losses.   Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied.  The reserve for loan losses was $1.517 million at year-end 2004 or 1.2% of loans outstanding, net of unearned income.

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

Supervision and Regulation

Bank Holding Company Regulation

Legends Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board.  Its banking subsidiary, Legends Bank, is subject to restrictions under federal law which limit the transfer of funds by it to Legends Financial and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases.  Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to Legends Financial and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, Legends Financial is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of Legends Financial.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.  Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions; and (v) new and increased civil and criminal penalties for violations of the federal securities laws.  The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.  Because Legends Financial’s common stock is registered with the SEC, it is subject to the requirements of this legislation.

Tennessee Banking Act; Federal Deposit Insurance Act

Legends Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority.  Legends Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of Legends Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies.  The likelihood of any major legislative changes and the impact such changes might have on Legends Bank are impossible to predict.

Legends Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Legends Bank’s operations are unsatisfactory or that Legends Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Legends Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate Legends Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of March 1, 2005, Legends Bank is not the subject of any such action by the FDIC or the Commissioner.

The deposits of Legends Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, Legends Bank pays a semiannual statutory assessment.  Although Legends Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. §1811, et seq.).

FIRREA

Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on August 9, 1989.  FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonable expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as Legends Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals.  Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.  Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

Legends Bank believes that at March 1, 2005, Legends Bank was well capitalized under the criteria discussed above.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.  The TDFI and FDIC will examine Legends Bank periodically for compliance with various regulatory requirements.  Such examinations, however, are for the protection of the Bank Insurance Fund (“BIF”) and for depositors, and not for the protection of investors and shareholders.

Interstate Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of Legends Bank may be affected.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that Legends Bank was well capitalized as of March 1, 2005, Legends Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of Legends Bank.

FDIC Insurance Premiums

Legends Bank is required to pay semiannual FDIC deposit insurance assessments.  As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions.  Under the schedule, the premiums initially range from $.00 to $.27 for every $100 of deposits.  Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.  Recently the FDIC has passed a resolution to lower premiums.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years.  The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance.  The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution.  Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.  The regulatory agencies have been adopting many new regulations to implement the Act.

USA Patriot Act

On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 into law.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  Legends Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

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

On December 31, 2004, Legends Bank had a Tier 1 capital ratio of 11.0%, a total risk-based capital ratio of 12.1% and a leverage ratio of 8.7%.

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

The payment of dividends by Legends Financial may also be affected or limited by other factors, such as the requirement of Legends Bank to maintain adequate capital above regulatory guidelines.  Legends Financial’s board of directors declared a $0.20 per share dividend on the outstanding shares of its common stock on February 27, 2004 and declared a $0.15 per share dividend on the outstanding shares of its common stock on February 28, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of Legends Financial’s fiscal year ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

The common stock of Legends Financial is not traded through an organized exchange nor is there a known active trading market.  At December 31, 2004, the number of shareholders of record was 1,408,497 and there was also outstanding options to purchase 232,006 shares of common stock, 192,617 of which are currently exercisable.

The following table shows the quarterly range of high and low sale prices for Legends Financial’s stock during the fiscal years 2004, 2003 and 2002. All sale prices have been retroactively adjusted to reflect the effects of a 1-for-5 stock split in September 2002. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2002:	First Quarter	$18.75	$15.00
	Second Quarter	$18.75	$15.83
	Third Quarter	$17.50	$15.83
	Fourth Quarter	$18.33	$17.00

2003:	First Quarter	$17.00	$17.00
	Second Quarter	$17.00	$17.00
	Third Quarter	$17.00	$17.00
	Fourth Quarter	$18.00	$17.00

2004:	First Quarter	$18.00	$18.00
	Second Quarter	$19.00	$18.00
	Third Quarter	$19.00	$19.00
	Fourth Quarter	$20.00	$19.00

Dividends

The payment of dividends is subject to the discretion of Legends Financial’s board of directors. Legends Financial’s ability to pay dividends is dependent on cash dividends paid to it by Legends Bank.  The ability of Legends Bank to pay dividends to Legends Financial is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS – Payment of Dividends.”  Legends Financial’s board of directors declared a $0.20 per share dividend on the outstanding shares of its common stock on February 27, 2004 and declared a $0.15 per share dividend on the outstanding shares of its common stock on February 28, 2003.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the 1998 Arrangement and the 2001 Plan, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2004:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

1998 Arrangement	56,686	$8.33	-0-

2001 Plan	175,320	$18.73	39,478

Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	232,006	$16.19	39,478

Recent Sales of Unregistered Securities

Since April, 2002, when holders of stock of Legends Bank exchanged their shares for common stock of Legends Financial, through December 31, 2004, Legends Financial has not sold any securities without registration under the Securities Act of 1933, except for:

•                  On December 15, 2004, Director Billy Atkins exercised the option to purchase 200 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On December 6, 2004, Director Pravin Patel exercised the option to purchase 1,200 shares of common stock at an exercise price of $18.75 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On December 1, 2004, Director Pravin Patel exercised the option to purchase 700 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On June 10, 2004, Director Mark Barnett exercised the option to purchase 2,000 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On June 9, 2004, Director Pravin Patel exercised the option to purchase 308 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On June 8, 2004, Director Pravin Patel exercised the option to purchase 700 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On June 7, 2004, Director Dwight Dickson exercised the option to purchase 700 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On June 2, 2004, Director James Amos exercised the option to purchase 1,952 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On May 25, 2004, Director Dick Littleton exercised the option to purchase 3,020 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On March 31, 2004, Senior Vice President Janet Roberts exercised the option to purchase 9,000 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On March 25, 2004, Director David Nussbaumer exercised the option to purchase 2,548 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

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

•                  On November 20, 2003, an employee of the Company, Lynn Williams, exercised the option to purchase 120 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On October 27, 2003, an employee of the Company, Merritt Bradley, exercised the option to purchase 726 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

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

Purchases of Equity Securities by Legends Financial

Legends Financial did not make any purchases of its common stock during the fourth quarter of 2004.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial.  Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  The transaction has been treated as a reorganization for accounting purposes.  For comparative purposes all financial information of Legends Bank prior to the reorganization has been presented or included in the financial information of Legends Holdings.  Management believes that the holding company structure permits greater flexibility in the expansion of Legends Holdings’ present business and allows Legends Holdings to be more responsive to its customers broadening and changing financial needs.

Legends Bank is a state chartered bank which began operations on November 12, 1998.  Legends Holdings offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, individual retirement accounts and loans for consumer, commercial and real estate purposes and investment products through its wholly-owned subsidiary, Legends Financial Services, Inc.  The area served by Legends Holdings is Montgomery County, Tennessee and surrounding counties of Middle Tennessee.  Services are provided at the main office, three branches in Clarksville, Tennessee and a branch in Dover, Tennessee.  In addition, Legends Holdings is opening a fourth branch in Montgomery County, Tennessee during 2005.  Legends Holdings serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks.  Legends Holdings’ management believes that its market area offers an environment for continued growth and Legends Holdings’ target market is local consumers, professionals and small businesses.

The following discussion and analysis is designed to assist readers in their analysis of Legends Holdings’ financial statements and should be read in conjunction with such consolidated financial statements.

Financial Condition

Balance Sheet Summary:  Legends Holdings’ total assets were $185,124,000 and $150,035,000 at December 31, 2004 and 2003, respectively, an increase of 23.4%.  Loans, net of allowance for possible loan losses, totaled $128,334,000 and $103,794,000 at December 31, 2004 and 2003, respectively, an increase of 23.6% and investment securities totaled $37,580,000 and $31,944,000, respectively, an increase of 17.6%.  The increase in loans and securities was primarily funded by an increase in deposits, Federal funds purchased and advances from the Federal Home Loan Bank.  There was no outstanding Federal funds sold balance as of December 31, 2004 and $3,195,000 from December 31, 2003.

Total liabilities were $169,411,000 and $135,895,000 at December 31, 2004 and 2003, respectively, an increase of 24.7%.  Stockholders’ equity was $15,713,000 and $14,140,000 at December 31, 2004 and 2003, respectively, an increase of 11.1%.  The increase in liabilities was primarily funded by an increase in deposits of $25,159,000 or 19.4% from December 31, 2003 to December 31, 2004, an increase in advances from the Federal Home Loan Bank of $3,928,000 or 78.7% for the same period and an increase in Federal funds purchased of $3,804,000.  A more detailed discussion of assets, liabilities and capital follows.

Loans

Loan categories are as follows:

	December 31,
	2004		2003
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)

Commercial, financial and agricultural	$24,481	18.8%	$20,256	19.3%
Installment	5,307	4.1	4,870	4.6
Real estate – mortgage	77,646	59.8	66,500	63.3
Real estate – construction	22,417	17.3	13,393	12.8
Total	$129,851	100.0%	$105,019	100.0%

Loans are a large component of Legends Holdings’ assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2004 and 2003.

As represented in the table, primary loan growth was in real estate mortgage, construction and commercial loans. Management is increasing loans in an orderly fashion to maintain quality.

Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business.  Under the regulatory definition, at December 31, 2004 and 2003, Legends Holdings had no highly leveraged transactions, and there were no foreign loans outstanding.

In a continuing effort to grow market share in the Clarksville, Tennessee market, during 2003 management acquired certain assets and assumed certain liabilities of NBC Bank’s Clarksville operations.  The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)

Loans (including overdrafts) purchased	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

Legends Holdings follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

A loan is impaired when it is probable that Legends Holdings will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement.  Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, Legends Holdings shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

Legends Holdings’ first mortgage single family residential and installment loans which total approximately $25,322,000 and $23,589,000 and $4,895,000 and $4,634,000, respectively at December 31, 2004 and 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of Legends Holdings are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

Legends Holdings considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired.  Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection.  Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired.  Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable.  The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At December 31, 2004 and 2003 Legends Bank had $420,000 and $305,000, respectively, of loans on nonaccrual status.

Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any.  In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that Legends Holdings will sustain some loss.  In such cases, interest income continues to accrue as long as the loan does not meet Legends Holdings’ criteria for nonaccrual status.

Generally Legends Holdings also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At December 31, 2004 and 2003, Legends Holdings had no loans that have had the terms modified in a troubled debt restructuring.

Legends Holdings’ charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of December 31, 2004 Legends Holdings had impaired loans totaling $3,052,000.  A specific reserve of $196,000 has been established by management related to these loans.  As of December 31, 2003 Legends Holdings had impaired loans totaling $1,832,000.  A specific reserve of $163,000 has been established by management related to these loans.  The total amount of interest recognized on impaired loans was $195,000 in 2004.  The total amount of interest recognized during 2003 on impaired loans was $105,000.  The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system.  The total value of the collateral securing these loans is approximately $3,853,000 and $2,044,000 for December 31, 2004 and December 31, 2003, respectively.

Non-performing loans, which include non-accrual loans and loans 90 days past due, at December 31, 2004, totaled $420,000.  There were $305,000 of non-performing loans at December 31, 2003.

The following schedule details selected information as to non-performing loans of Legends Bank at December 31, 2004 and 2003:

	2004		2003
	Past Due 90 Days	Non-Accrual	Past Due 90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	$350	$—	$—
Consumer loans	—	25	—	39
Commercial	—	45	—	266
	$—	$420	$—	$305

Renegotiated loans	$—		$—

The allowance for possible loan losses is discussed under “Provision for Possible Loan Losses” below.  Legends Holdings maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio.  Management has in place a system of quality controls to identify and monitor problem loans.  Management believes the allowance for possible loan losses at December 31, 2004 to be adequate.

Essentially all of Legends Holdings’ loans originate from Montgomery and adjacent Tennessee counties.  Legends Holdings seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.

Legends Holdings’ management believes there is a significant opportunity to continue to increase the loan portfolio in Legends Holdings’ primary market area.  Legends Holdings has targeted commercial business lending, commercial and residential real estate lending and consumer lending.  Legends Holdings seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is Legends Holdings’ policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment.  Management has set a goal for loans to range between 80% and 85% of deposits.

Securities

Securities increased 17.6% from $31,944,000 at December 31, 2003 to $37,580,000 at December 31, 2004 and was a primary component of Legends Holdings’ earning assets.  At December 31, 2004, the market value of Legends Holdings’ securities portfolio was less than its amortized cost by $297,000 or 0.8%.  At December 31, 2003, the market value of Legends Holdings’ securities was less than its amortized cost by $315,000 or 1.0%.  The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2004 was 4.50% as compared to an average yield of 5.24% at December 31, 2003.

Legends Holdings has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities.”  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

Legends Holdings’ classification of securities as of December 31, 2004 and 2003 is as follows:

	Available-For-Sale
	2004		2003
(In Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,070	$4,001	$1,796	$1,755
Obligations of states and political subdivisions	12,123	12,104	8,237	8,091
Domestic corporate bonds	2,750	2,731	3,250	3,175
Mortgage-backed securities	18,934	18,744	18,976	18,923
	$37,877	$37,580	$32,259	$31,944

No securities have been classified as trading or held-to-maturity securities.

Deposits

Total deposits, which in the future are expected to be the principal source of funds for Legends Holdings, totaled $154,975,000 and $129,816,000 at December 31, 2004 and 2003, respectively, representing an increase of $25,159,000 or 19.4%.  Demand deposits increased 31.8% from $20,455,000 at December 31, 2003 to $26,965,000 at December 31, 2004.  Negotiable order of withdrawal, savings deposits and money market demand accounts increased $10,305,000 or 18.2%.  Certificates of deposit and individual retirement accounts increased $8,344,000 or 15.8%.  Legends Holdings has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

Management believes the Montgomery County area is a growing economic market offering growth opportunities for Legends Holdings; however, Legends Holdings competes with several of the larger bank holding companies that have branch offices in this area; and therefore, no assurances of market growth can be given.  Even though Legends Holdings is in a very competitive market, management currently believes that its market share will be expanded.  Management firmly believes that its position as a locally owned financial institution that offers personalized service will contribute significantly to quality loan and deposit growth and profitability.

Liquidity and Asset Management

Legends Holdings’ management seeks to maximize net interest income by managing Legends Holdings’ assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk.  Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities.  A company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost.  Legends Holdings’ primary source of liquidity is expected to be a stable core deposit base.  In addition, short-term investments, loan payments, investment security maturities and Federal Home Loan Bank advances provide a secondary source.  Legends Holdings’ loan to deposit ratio was approximately 83.8% and 80.9% at December 31, 2004 and December 31, 2003, respectively.

Legends Holdings’ investment portfolio, as represented above, consists of earning assets that provide interest income.

Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings.  Legends Holdings’ rate sensitivity position has an important impact on earnings.  Senior management of Legends Holdings meets monthly to analyze the rate sensitivity position of Legends Holdings.  These meetings focus on the spread between the subsidiary bank’s cost of funds and interest yields generated primarily through loans and investments.

Legends Holdings presently maintains a liability sensitive position over the 2005 year or a negative gap.  Liability sensitivity means that more of Legends Holdings’ liabilities are capable of repricing over certain time frames than assets.  The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

Interest-rate sensitivity gaps:

(In Thousands)	0-30 Days	31-90 Days	91-180 Days	181-365 Days	One Year and Longer	Total

Interest-earning assets	$60,116	4,551	6,181	9,823	87,415	168,086
Interest-bearing liabilities	80,418	15,069	10,509	11,509	23,864	141,369

Interest rate sensitivity	$(20,302)	(10,518)	(4,328)	(1,686)	63,551	26,717

Cumulative gap	$(20,302)	(30,820)	(35,148)	(36,834)	26,717

Interest rate sensitivity gap as a % of total assets	(10.97)%	(5.68)%	(2.34)%	(0.91)%	34.33%

Cumulative gap as a % of total assets	(10.97)%	(16.65)%	(18.99)%	(19.90)%	14.43%

Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts.  Management does not anticipate that there will be significant withdrawals from these accounts in the future.

Legends Holdings completed and opened its main office in January of 2000.  In addition to its existing branch, a second branch was opened in January, 2001, a third branch was opened in March, 2003, and a fourth branch was opened in Dover, Tennessee in November, 2003.  Capital investments can be detrimental to a bank’s earnings thus management evaluates the potential growth and profitability at making such expenditures before proceeding.  As previously discussed certain assets and liabilities of an NBC Bank branch were acquired in 2003 but other than the ATM, the branch location, which was inside a grocery store, was not maintained.  Other than the items discussed below, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in Legends Holdings’ liquidity changing in any material way.  It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future.

Legends Holdings plans to expand its facilities during 2005 at an estimated cost of $1,500,000.  In addition, Legends Holdings plans to open an additional branch in the Clarksville, Tennessee, Montgomery County, area at an estimated cost of $500,000.  Currently, Legends Holdings maintains nearly all deposit accounts for local municipalities and related departments.  As of December 31, 2004, such deposits approximated $37,000,000.  The loss of these deposits or some portion thereof, could have a negative impact on deposit growth and liquidity.

Capital Position and Dividends

At December 31, 2004 and 2003, total stockholders’ equity was $15,713,000 and $14,140,000 or 8.5% and 9.4% of total assets.  The increase in stockholders’ equity results from net earnings of $1,606,000, a net decrease in unrealized losses on available-for-sale securities of $12,000 and proceeds from sales of common stock totaling $234,000 issued in connection with Legends Holdings’ stock option plan which was offset by a dividend paid of $279,000.

Legends Holdings’ principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Legends Holdings.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Legends Holdings has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements,  assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines require Legends Holdings to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At December 31, 2004 and 2003, Legends Holdings’ total risk-based capital ratio was 12.1% and 13.6%, respectively, and its Tier I risk-based capital ratio was 11.0% and 12.5%, respectively.  At December 31, 2004 and 2003, Legends Holdings had a leverage ratio of 8.7% and 9.9%, respectively.

It is management’s objective to leverage Legends Holdings to approximately a 7.5% capital ratio.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base and expansion into new markets.

There is no established trading market for Legends Holdings’ stock.  From time to time Legends Holdings may acquire shares of its stock to provide some liquidity in the shares.  During the year ended December 31, 2004 and 2003, Legends Holdings did not redeem any shares of its voting common stock and issued 26,748 (25,548 at $8.33 per share and 1,200 at $18.75 per share) and 2,666 shares at $8.33 per share in conjunction with its stock option plan.  Privately negotiated trades may involve Legends Holdings, its directors and officers and, accordingly, may not be reliable indicators of value.

On February 17, 2004, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 20, 2004.  The recommendation was to set the dividend rate for 2004 at 33% of 2003 earnings.  On May 28, 2004, the dividends were paid in the amount of $279,000 or $.20 per share of voting common stock.

Results of Operations

Net earnings for the year ended December 31, 2004 were $1,606,000, an increase of $777,000 or 93.7% from net earnings of $829,000 for the year ended December 31, 2003.  Net earnings for the year ended December 31, 2003 increased by $235,000 or 39.6% from net earnings of $594,000 in 2002.  The earnings in 2004, 2003 and 2002 are a result of net interest income increasing as a result of Company’s growth which offset the overhead costs required to facilitate growth and a large charge off loan in 2002 discussed hereafter.  Basic and diluted earnings per common share were $1.15 and $1.12, respectively, in 2004, $.60 and $.59 in 2003 and $.43 in 2002.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of Legends Holdings’ earnings.  Total interest income was $8,854,000, $6,954,000 and $6,083,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and total interest expense was $2,162,000, $1,748,000 and $2,035,000, respectively.  Net interest income for the same periods netted $6,692,000, $5,206,000 and $4,048,000, respectively.  Interest rates rose slightly during 2004 and are expected to increase slightly in 2005.  The continued growth in interest income and expense are a direct result of growth in earning assets and deposits consistent with the growth of Legends Holdings and the opening of additional branches.  The increases in interest income and interest expense primarily relate to volume increases.  Management believes that a satisfactory level of loans and deposits can be recorded in 2005 to maintain a stable net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses for the years ended December 31, 2004, 2003 and 2002 were $440,000, $361,000 and $703,000, respectively.  The allowance for possible loan losses were $1,517,000 and $1,225,000 at December 31, 2004 and 2003, respectively.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at December 31, 2004 and 2003 to be adequate.  The allowance for loan losses was 1.17% of loans at December 31, 2004 and 2003.

The increase in the provision for loan loss in 2002 is the result of the charge off of two loans totaling $628,000.  Management believes that the circumstances related to these loans is an isolated occurrence and does not believe that this represents a trend or pattern of poor lending performance or monitoring that would adversely affect the consolidated financial statements.

Non-Interest Income

Legends Holdings’ non-interest income consists of other fees and commissions.  Total non-interest income for the year ended 2004 was $1,582,000 and $998,000 for the year ended December 31, 2003, an increase of $584,000 or 58.5%.  Non-interest income increased $241,000 or 31.8% for the year ended December 31, 2003 from $757,000 for the year ended December 31, 2002.  Included in the year ended December 31, 2004 non-interest income are security gains of $67,000.  Included in the year ended December 31, 2002 earnings was security gains of $140,000.  Management projects that other fees and commissions and service charges on deposit accounts will increase in 2005 due to growth of Legends Holdings.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, and other operating expenses.  Total non-interest expense for the year ended December 31, 2004 was $5,532,000 and was $4,605,000 for the year ended December 31, 2003, an increase of $927,000 or 20.1%.  Non-interest expense increased $1,048,000 or 29.5% for the year ended December 31, 2003 from $3,557,000 for the year ended December 31, 2002.  The increases in 2004 and 2003 were primarily the result of increases in salaries and benefits due to the addition of personnel to facilitate bank growth, and an increase in other costs associated with opening new branches and services, the opening of an investment division and expansion of mortgage lending services.

Monetary Policy

Legends Holdings is affected by commercial bank credit policies of regulatory authorities, including the Board of Governors.  An important function of the Board of Governors is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures.  Among the instruments of monetary policy used by the Board of Governors to implement these objectives are:  open market operations in U.S. government securities, changes in discount rates on member borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which member banks may pay on time and savings deposits.  These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits.  The monetary policies of the Board of Governors have had a significant effect on the operating results of commercial banks, including nonmembers as well as members, in the past and are expected to continue to do so in the future.

Contractual Obligations

Legends Holdings has the following contractual obligations as of December 31, 2004:

(In Thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total

Long-term debt	$5,500	2,000	1,000	419	8,919
Capital leases	—	—	—	—	—

Operating leases	97	103	41	—	241
Federal funds purchased	3,804	—	—	—	3,804

Total	$9,401	2,103	1,041	419	12,964

Off Balance Sheet Arrangements

At December 31, 2004, Legends Holdings had unfunded loan commitments outstanding of $29.0 million and outstanding standby letters of credit of $1.2 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Legends Holdings has the ability to liquidate securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, Legends Holdings could sell participations in these or other loans to correspondent banks.  As mentioned above, Legends Holdings has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Impact of Inflation

The primary impact which inflation has on the results of Legends Holdings’ operations is evidenced by its effects on interest rates.  Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates.  To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary.  Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings.  If the inflation rate stays flat or increases slightly, management believes that the effect on earnings will not be significant.

Quantitative and Qualitative Disclosures About Market Risk

Legends Holdings’ primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Legends Bank’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.  Based upon the nature of Legends Holdings’ operations, Legends Holdings is not subject to foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates.  Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management.  Legends Holdings’ rate sensitivity position has an important impact on earnings.  Senior management of Legends Holdings meets monthly to analyze the rate sensitivity position.  These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

I.                                         Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin.  Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis.  Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In the following Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year.  “Change due to rate” is the change in interest rate multiplied by the volume for the prior year.  Changes in interest income and expense not due solely to volume or rate changes are allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

Non-accrual loans have been included in the loan category.  Loan fees of $368,000, $318,000 and $188,000 for 2004, 2003 and 2002, respectively, are included in loan income and represent an adjustment of the yield on these loans.

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Loans, net of unearned interest	$116,340	6.44%	7,495	85,872	6.76%	5,803	1,978	(286)	1,692

Investment securities - taxable	26,584	3.57	950	25,400	3.51	893	44	13	57

Investment securities - tax-exempt	8,442	4.39	371	5,572	3.66	204	120	47	167

Taxable equivalent adjustment	—	2.27	191	—	1.89	105	62	24	86

Total tax-exempt investment securities	8,442	6.66	562	5,572	5.55	309	182	71	253

Total investment securities	35,026	4.32	1,512	30,972	3.88	1,202	166	144	310

Loans held for sale	34	5.88	2	288	5.21	15	(15)	2	(13)
Federal funds sold	1,317	1.21	16	2,316	1.08	25	(12)	3	(9)
Restricted equity securities	569	3.51	20	429	3.26	14	5	1	6

Total earning assets	153,286	5.90	9,045	119,877	5.89	7,059	1,974	12	1,986

Cash and due from banks	6,589			5,043

Allowance for possible loan losses	(1,389)			(1,019)

Bank premises and equipment	5,617			4,602

Other assets	2,471			2,083

Total assets	$166,574			130,586

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$34,696	1.01%	350	28,982	1.05%	304	58	(12)	46
Money market demand accounts	25,562	1.07	273	20,663	1.12	231	52	(10)	42
Individual retirement accounts	2,464	2.76	68	1,977	3.14	62	14	(8)	6
Other savings deposits	2,976	0.67	20	2,220	0.90	20	6	(6)	—
Certificates of deposit, $100,000 and over	36,103	2.41	871	26,324	2.49	655	237	(21)	216
Certificates of deposit under $100,000	16,698	2.43	406	14,367	2.71	390	59	(43)	16
Total interest-bearing deposits	118,499	1.68	1,988	94,533	1.76	1,662	405	(79)	326

Federal funds purchased	1,251	1.20	15	1,022	1.57	16	3	(4)	(1)
Securities sold under repurchase agreements	565	0.53	3	1,444	0.90	13	(6)	(4)	(10)
Advances from Federal Home Loan Bank	7,685	2.03	156	3,751	1.52	57	75	24	99
Total interest-bearing deposits and borrowed funds	128,000	1.69	2,162	100,750	1.73	1,748	455	(41)	414

Demand	23,442		—	15,438		—

Other liabilities	501		—	503		—

Stockholders’ equity	14,631		—	13,895		—
Total liabilities and stockholders’ equity	$166,574		2,162	130,586		1,748

Net interest income			6,883			5,311

Net yield on earning assets		4.49%			4.43%

Net interest spread		4.21%			4.16%

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Loans, net of unearned interest	$85,872	6.76%	5,803	70,171	7.02%	4,925	1,066	(188)	878

Investment securities - taxable	25,400	3.52	893	21,977	4.86	1,069	149	(325)	(176)

Investment securities - tax-exempt	5,572	3.66	204	632	2.69	17	179	8	187

Taxable equivalent adjustment	—	1.89	105	—	1.42	9	92	4	96

Total tax-exempt investment securities	5,572	5.55	309	632	4.11	26	271	12	283

Total investment securities	30,972	3.88	1,202	22,609	4.84	1,095	352	(245)	107

Loans held for sale	288	5.21	15	400	5.25	21	(6)	—	(6)
Federal funds sold	2,316	1.08	25	2,290	1.57	36	—	(11)	(11)

Restricted equity securities	429	3.26	14	381	3.94	15	2	(3)	(1)

Total earning assets	119,877	5.89%	7,059	95,851	6.36%	6,092	1,442	(475)	967

Cash and due from banks	5,043			3,859

Allowance for possible loan losses	(1,019)			(797)

Bank premises and equipment	4,602			3,506

Other assets	2,083			989

Total assets	$130,586			103,408

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$28,982	1.05%	304	19,033	1.43%	273	116	(85)	31
Money market demand accounts	20,663	1.12	231	15,938	1.81	288	72	(129)	(57)
Individual retirement accounts	1,977	3.14	62	1,387	4.18	58	21	(17)	4
Other savings deposits	2,220	0.90	20	1,340	1.49	20	10	(10)	—
Certificates of deposit, $100,000 and over	26,324	2.49	655	21,823	3.40	742	135	(222)	(87)
Certificates of deposit under $100,000	14,367	2.71	390	14,215	3.93	559	6	(175)	(169)
Total interest-bearing deposits	94,533	1.76	1,662	73,736	2.63	1,940	463	(741)	(278)

Federal funds purchased	1,022	1.57	16	465	2.58	12	10	(6)	4
Securities sold under repurchase agreements	1,444	0.90	13	684	1.17	8	7	(2)	5
Advances from Federal Home Loan Bank	3,751	1.52	57	3,138	2.39	75	13	(31)	(18)
Total deposits and borrowed funds	100,750	1.73	1,748	78,023	2.61	2,035	504	(791)	(287)

Demand	15,438		—	11,455		—

Other liabilities	503		—	605		—

Stockholders’ equity	13,895		—	13,325		—
Total liabilities and stockholders’ equity	$130,586		1,748	103,408		2,035

Net interest income			5,311			4,057

Net yield on earning assets		4.43%			4.23%

Net interest spread		4.16%			3.75%

II.                                     Investment Portfolio:

A.                                   Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,070	2	71	4,001
Obligations of states and political subdivision	12,123	102	121	12,104
Domestic corporate bonds	2,750	—	19	2,731
Mortgage-backed securities	18,934	34	224	18,744
	$37,877	138	435	37,580

Securities at December 31, 2003 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$1,796	—	41	1,755
Obligations of states and political subdivisions	8,237	—	146	8,091
Domestic corporate bonds	3,250	—	75	3,175
Mortgage-backed securities	18,976	—	53	18,923
	$32,259	—	315	31,944

B.                                     The following schedule details the estimated maturities and weighted average yields of investment securities of the Company at December 31, 2004.

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands)

Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$150	149	2.489%
One to five years	2,408	2,385	3.329
Five to ten years	693	684	4.171
More than ten years	819	783	4.144
Total securities of U.S. Treasury and other U.S. Government agencies and corporations	4,070	4,001	3.605

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	585	586	5.068
One to five years	4,486	4,441	5.026
Five to ten years	3,656	3,656	5.978
More than ten years	3,396	3,421	6.461
Total obligations of states and political subdivisions	12,123	12,104	5.717

Domestic corporate bonds:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	2,750	2,731	4.979
	2,750	2,731	4.979

Other:
Mortgage backed securities	18,934	18,744	3.842

Total investment securities	$37,877	37,580	4.499%

*Weighted average yield is stated on a tax-equivalent basis assuming a weighted average Federal income tax rate of 34%.

III.                                 Loan Portfolio:

A.                                   Loan Types

The following schedule details the loans of the Company at December 31, 2004 and 2003.

	In Thousands
	2004	2003

Commercial, financial and agricultural	$24,481	20,256
Real estate - construction	22,417	13,393
Real estate - mortgage	77,646	66,500
Installment	5,307	4,870
Total loans	129,851	105,019
Less allowance for possible loan losses	(1,517)	(1,225)
Net loans	$128,334	103,794

B.                                     Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rate changes for commercial and real estate construction loans of the Company at December 31, 2004.

	(In Thousands)
	Less Than 1 Year	1 Year to Less Than 5 Years	After 5 Years	Total

Maturity Distribution:
Commercial, financial and agricultural*	$15,935	7,333	1,213	24,481
Real estate – construction	19,428	2,989	—	22,417
	$35,363	10,322	1,213	46,898

Interest-Rate Sensitivity:
Fixed interest rates	$7,148	10,322	1,213	18,683
Floating or adjustable interest rates	28,215	—	—	28,215
Total commercial, financial and agricultural loans plus real estate - construction loans	$35,363	10,322	1,213	46,898

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

C.                                     Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2004 and 2003.

	In Thousands except percentages
	2004	2003
Non accrual loans:
Commercial, financial and agricultural	$45	266
Real estate – construction	—	—
Real estate – mortgage	350	—
Installment	25	39
Lease financing receivable	—	—
Total non-accrual	$420	305

Loans 90 days past due:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—
Total loans 90 days past due	$—	—

Renegotiated loans:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—
Total renegotiated loans past due	$—	—

Loans current - considered uncollectible	$—	—

Total non-performing loans	$420	305

Total loans, net of unearned interest	$129,851	105,019

Total non-performing loans as a percentage of total loans outstanding, net of unearned interest	0.32%	0.29%

Other real estate	$281	92

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful.  The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay.  At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility.  If collectibility is doubtful, the unpaid interest is charged off.  Thereafter, interest on non-accrual loans is recognized only as received.  Non-accrual loans totaled $420,000 at December 31, 2004 and $305,000 at December 31, 2003.

At December 31, 2004 loans totaling $3,912,000 were included in the Company’s internal classified loan list.  Of these loans $3,052,000 are commercial and $860,000 are installment and real estate mortgage loans.  The collateral value related to these loans approximated $4,965,000 ($3,853,000 related to commercial and $1,112,000 related to installment and real estate mortgage).  At December 31, 2003 loans totaling $1,832,000 were included in the Company’s internal classified loan list.  Of these loans $1,534,000 are commercial and $298,000 are installment.  The collateral value related to these loans approximated $2,044,000 ($1,670,000 related to commercial and $374,000 related to installment).  Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.  The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2004 and 2003 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans.  Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2004 and 2003 other real estate totaled $281,000 and $92,000, respectively.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

IV.                                 Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2004 and 2003.

	In Thousands, Except Percentages
	2004	2003

Allowance for loan losses at beginning of year	$1,225	879

Less net loan charge offs:
Charge-offs:
Commercial, financial and agricultural	(62)	(30)
Real estate construction	—	—
Real estate – mortgage	(40)	—
Installment	(54)	(19)
Lease financing	(1)
	(157)	(49)

Recoveries:
Commercial, financial and agricultural	1	—
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	8	5
Lease financing	—	29
	9	34

Net loan charge offs	(148)	(15)

Provision for loan losses charged to expense	440	361

Allowance for loan losses at end of year	$1,517	1,225

Total loans at end of year	$129,851	105,019

Average total loans outstanding during year	$116,340	85,872

Net charge-offs as a percentage of average total loans outstanding during year	0.13%	.02%

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.17%	1.17%

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2004		December 31, 2003
	In Thousands	Percent of Loans in Each Category to Total Loans	In Thousands	Percent of Loans in Each Category to Total Loans

Commercial, financial and agricultural	$275	18.8%	475	19.3%
Real estate – construction	178	17.3	117	12.8
Real estate – mortgage	974	59.8	567	63.3
Installment	90	4.1	66	4.6
	$1,517	100.0%	1,225	100.0%

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

The Company maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio.

V.                                     Deposits:

The average amounts and average interest rates for deposits for 2004 and 2003 are detailed in the following schedule:

	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate
	In Thousands		In Thousands

Non-interest bearing deposits	$23,442	—%	$15,438	—%
Negotiable order of withdrawable accounts	34,696	1.01%	28,982	1.05%
Money market demand accounts	25,562	1.07%	20,663	1.12%
Individual retirement accounts	2,464	2.76%	1,977	3.14%
Other savings	2,976	0.67%	2,220	0.90%
Certificates of deposit $100,000 and over	36,103	2.41%	26,324	2.49%
Certificates of deposit under $100,000	16,698	2.43%	14,367	2.71%

	$141,941	1.40%	$109,971	1.51%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2004.

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total

Less than three months	$10,938	243	11,181

Three to six months	4,478	208	4,686

Six to twelve months	7,773	—	7,773

More than twelve months	16,391	336	16,727

	$39,580	787	40,367

VI.                                 Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2004 and 2003.

	2004	2003

Return on assets	0.96%	0.63%
(Net income divided by average total assets)

Return on equity	10.98%	5.97%
(Net income divided by average equity)

Dividend payout ratio	17.39%	25.00%
(Dividends declared per share divided by net earnings per share)

Equity to asset ratio	8.78%	10.64%
(Average equity divided by average total assets)

Leverage capital ratio	8.71%	9.94%
(Equity divided by fourth quarter average total assets, excluding the net unrealized loss on available-for-sale securities and goodwill)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies.  Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

The following schedule details the Company’s risk-based capital at December 31, 2004 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
except
percentages
2004
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain/loss on available-for-sale securities and goodwill	$15,743

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,517

Total capital	$17,260

Risk-weighted assets	$142,611

Risk-based capital ratios:
Tier I capital ratio	11.04%

Total risk-based capital ratio	12.10%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%.  At December 31, 2004, the Company was in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2004:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$129,851	55,533	3,012	5,185	8,527	57,594
Securities	37,580	3,928	1,539	996	1,296	29,821
Restricted equity securities	655	655	—	—	—	—
Total earning assets	168,086	60,116	4,551	6,181	9,823	87,415

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	34,597	34,597	—	—	—	—
Money market demand accounts	29,151	29,151	—	—	—	—
Savings deposits	3,262	3,262	—	—	—	—
Certificates of deposit, $100,000 and over	39,580	4,346	6,712	4,585	7,773	16,164
Certificates of deposit, under $100,000	18,925	1,578	3,964	3,679	3,344	6,360
Individual retirement accounts	2,495	44	393	326	392	1,340
Securities sold under under repurchase agreements	636	636	—	—	—	—
Advances from FHLB	8,919	3,000	4,000	1,919	—	—
Federal fund purchased	3,804	3,804	—	—	—	—
Total interest bearing liabilities	141,369	80,418	15,069	10,509	11,509	23,864

Interest-sensitivity gap	$26,717	(20,302)	(10,518)	(4,328)	(1,686)	63,551

Cumulative gap		(20,302)	(30,820)	(35,148)	(36,834)	26,717

Interest-sensitivity gap as % of total assets		(10.97)%	(5.68)	(2.34)	(0.91)	34.33

Cumulative gap as % of total assets		(10.97)%	(16.65)	(18.99)	(19.90)	14.43

The Company presently maintains a liability sensitive position over the next twelve months.  Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

The Company’s primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.  Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates.  Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management.  The Company’s rate sensitivity position has an important impact on earnings.  Senior management of Legends Bank meets monthly to analyze the rate sensitivity position.  These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

VII.                             Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands, except percentages
	2004	2003

Advances from Federal Home Loan Bank:

Balance outstanding - end of year	$8,919	$4,991

Weighted average interest rate on balance outstanding at end of year	2.41%	1.83%

Maximum amount of borrowings at any month end	$12,925	$7,000

Average amounts outstanding during each year	$7,685	$3,751

Weighted average interest rate on average amounts outstanding during the year	2.03%	1.52%

ITEM 7.  FINANCIAL STATEMENTS

LEGENDS FINANCIAL HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(WITH INDEPENDENT AUDITOR’S REPORT THEREON)

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

Legends Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.
Nashville, Tennessee
January 25, 2005

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	In Thousands
	2004	2003
ASSETS

Loans, less allowance for possible loan losses of $1,517,000 and $1,225,000, respectively	$128,334	103,794
Securities available-for-sale, at market (amortized cost of $37,877,000 and $32,259,000, respectively)	37,580	31,944
Restricted equity securities	655	480
Loans held for sale	—	274
Federal funds sold	—	3,195
Total earning assets	166,569	139,687

Cash and due from banks	11,052	3,401
Bank premises and equipment, net	5,717	5,488
Accrued interest receivable	765	632
Other real estate owned	281	92
Deferred tax asset, net	325	306
Goodwill	153	153
Other assets	262	276

Total assets	$185,124	150,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$154,975	129,816
Securities sold under repurchase agreements	636	651
Accrued interest payable	282	316
Accounts payable and other liabilities	795	121
Advances from Federal Home Loan Bank	8,919	4,991
Federal funds purchased	3,804	—
Total liabilities	169,411	135,895

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,408,497 and 1,381,749 shares issued and outstanding, respectively	1,408	1,382
Additional paid-in capital	12,495	12,287
Retained earnings	1,993	666
Net unrealized losses on available-for-sale securities, net of income taxes of $114,000 and $120,000 in 2004 and 2003, respectively	(183)	(195)
Total stockholders’ equity	15,713	14,140

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$185,124	150,035

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	In Thousands (except per share amounts)
	2004	2003	2002

Interest income:
Interest and fees on loans	$7,495	5,803	4,925
Interest and dividends on taxable securities	950	893	1,069
Interest and dividends on securities exempt from Federal income taxes	371	204	17
Interest and dividends on restricted equity securities	20	14	15
Interest on loans held for sale	2	15	21
Interest on Federal funds sold	16	25	36
Total interest income	8,854	6,954	6,083

Interest expense:
Interest on negotiable order of withdrawal accounts	350	304	273
Interest on money market and savings accounts	293	251	308
Interest on certificates of deposits over $100,000	891	670	758
Interest on certificates of deposits - other	454	437	601
Interest on Federal funds purchased	15	16	12
Interest on advances from Federal Home Loan Bank	156	57	75
Interest on securities sold under repurchase agreements	3	13	8
Total interest expense	2,162	1,748	2,035

Net interest income before provision for possible loan losses	6,692	5,206	4,048
Provision for possible loan losses	440	361	703
Net interest income after provision for possible loan losses	6,252	4,845	3,345

Non-interest income	1,582	998	757
Non-interest expense	5,532	4,605	3,557

Earnings before income taxes	2,302	1,238	545

Income tax benefit (expense)	(696)	(409)	49

Net earnings	$1,606	829	594

Basic earnings per common share	$1.15	.60	.43

Diluted earnings per common share	$1.12	.59	.43

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	In Thousands
	2004	2003	2002

Net earnings	$1,606	829	594

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during year, net of taxes of $32,000, $226,000 and $123,000, respectively	53	(366)	199
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $26,000, $9,000 and $54,000, respectively	(41)	13	(86)
Other comprehensive earnings (loss)	12	(353)	113

Comprehensive earnings	$1,618	476	707

LEGENDS FINANCIAL HOLDINGS, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

	In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Net Unrealized Gain (Loss) On Available- For-Sale Securities	Total

Balance December 31, 2001	$1,142	12,434	(551)	45	13,070

Issuance of 8,400 shares of $1 par value common stock	8	62	—	—	70

Stock-split effected in the form of a stock dividend declared 1 share for every 5 outstanding	229	(229)	—	—	—

Net change in unrealized gain on available-for-sale securities during the year, net of taxes of $97,000	—	—	—	113	113

Net earnings for the year	—	—	594	—	594

Balance December 31, 2002	1,379	12,267	43	158	13,847

Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23

Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)

Net change in unrealized gain (loss) on available-for-sales securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)

Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	1,382	12,287	666	(195)	14,140

Issuance of 26,748 shares of $1 par value common stock	26	208	—	—	234

Cash dividends declared ($.20 per share)	—	—	(279)	—	(279)

Net change in unrealized loss on available-for-sales securities during the year, net of taxes of $6,000	—	—	—	12	12

Net earnings for the year	—	—	1,606	—	1,606

Balance December 31, 2004	$1,408	12,495	1,993	(183)	15,713

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2004	2003	2002

Cash flows from operating activities:
Interest received	$8,910	6,803	5,993
Fees and commissions received	1,515	977	473
Proceeds from sales of loans	1,207	13,014	9,375
Origination of loans held for sale	(933)	(11,601)	(10,676)
Interest paid	(2,196)	(1,481)	(1,989)
Cash paid to suppliers and employees	(4,920)	(4,251)	(3,277)
Income taxes paid	(212)	(539)	(69)
Net cash provided by (used in) operating activities	3,371	2,922	(170)

Cash flows from investing activities:
Purchase of available-for-sale securities	(15,228)	(32,846)	(23,395)
Purchase of restricted equity securities	(159)	(75)	(20)
Proceeds from maturities, calls and principal payments of available-for-sale securities	5,247	14,521	7,874
Proceeds from sale of available-for-sale securities	4,225	9,685	10,927
Loans made to customers, net of repayments	(25,464)	(26,109)	(15,548)
Purchase of bank premises and equipment, net	(664)	(1,784)	(958)
Proceeds from disposal of premises and equipment	2	32	—
Proceeds from sale of other real estate	295	—	174
Proceeds from acquisition of NBC, net	—	1,334	—
Net cash used in investing activities	(31,746)	(35,242)	(20,946)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	16,815	36,599	4,094
Net increase (decrease) in time deposits	8,344	(4,472)	17,439
Proceeds from sale of common stock	234	23	70
Proceeds from (repayment of) Federal fund purchased	3,804	—	(483)
Advances from (repayment of) advances from Federal Home Loan Bank	3,928	3,491	(1,000)
Advances from (repayment of) repurchase agreements	(15)	(3,031)	3,682
Dividends paid	(279)	(206)	—
Net cash provided by financing activities	32,831	32,404	23,802

Net increase in cash and cash equivalents	4,456	84	2,686

Cash and cash equivalents at beginning of year	6,596	6,512	3,826

Cash and cash equivalents at end of year	$11,052	6,596	$6,512

	In Thousands
	2004	2002	2001

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$1,606	829	594
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	413	343	297
Amortization and accretion	205	303	124
Loss (gain) on sale of securities, net	(67)	21	(140)
Loss on sale bank premises and equipment	20	—	—
FHLB dividend reinvestment	(16)	(10)	(12)
Provision for possible loan losses	440	361	703
Decrease (increase) in loans held for sale	274	1,413	(1,448)
Increase in accrued interest receivable	(133)	(121)	(66)
Increase in other assets	(107)	(37)	(51)
Decrease (increase) in income tax receivable	121	(121)	—
Decrease in interest payable	(34)	(56)	(87)
Increase in other liabilities	286	7	14
Increase (decrease) in income taxes payable	388	(54)	52
Decrease (increase) in deferred taxes	(25)	44	(150)
Total adjustments	1,765	2,093	(764)

Net cash provided by (used in) operating activities	$3,371	2,922	(170)

Supplemental Schedule of Non-Cash Activities:

Non-cash transfers from loans to other real estate, net	$484	92	—

Unrealized gain (loss) on available-for-sale securities, net of income taxes of $6,000, $217,000 and $97,000, respectively	$12	(353)	113

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

(a)                                 Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Legends Bank and Legends Bank’s wholly-owned subsidiary, Legends Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)                                 Nature of Operations

The Company is registered as a one bank holding company under the Bank Holding Company Act of 1956.  Legends Bank operates under a state bank charter and provides full banking services.  As a state bank, Legends Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation.  The area served by Legends Bank is Montgomery County, Tennessee and surrounding counties of Middle Tennessee.  Services are provided at the main office, three branches in Clarksville, Tennessee and a branch in Dover, Tennessee.  Legends Financial Services, Inc. was formed in 2002 to offer a wide array of financial products such as annuities, stocks, bonds, mutual funds and other investment products.

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

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

The Company’s residential mortgage and installment loans are divided into various groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

(e)                                  Allowance for Possible Loan Losses

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio.  Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit.  The level of the allowance is determined on a quarterly basis using procedures which include:  (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (included in other liabilities if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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

(f)                                    Securities

The Company accounts for securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

The Company has classified all its securities as securities available-for-sale.

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

(h)                                 Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires that management determine the allocation of intangible assets into identifiable groups at the date of acquisition and appropriate amortization periods be established.  Under the provisions of SFAS No. 142 goodwill is not to be amortized rather it is to be monitored for impairment and written down to the impairment value at the time impairment occurs.  The Company has determined that no impairment loss needs to be recognized related to the goodwill.

(i)                                    Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date.  These loans are valued on an aggregate basis.

(j)                                    Long-Term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

(k)                                 Stock Options

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 17 to the consolidated financial statements.

(l)                                    Other Real Estate

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

(m)                              Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold.  Generally, Federal funds sold are purchased and sold for one-day periods.  The Company maintains deposits in excess of the Federal insurance amounts with other financial institutions.  Management makes deposits only with financial institutions it considers to be financially sound.

(n)                                 Securities Sold Under Agreements to Repurchase

Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(o)                                 Income Taxes

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

The Company and its subsidiaries file a consolidated Federal income tax return.  Each corporation provides for income taxes on a separate return basis.

(p)                                 Advertising Costs

Advertising costs are expensed when incurred.

(q)                                 Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(r)                                   Reclassifications

Certain reclassifications have been made to the 2003 and 2002 figures to conform to the presentation for 2004.

(s)                                   Impact of New Accounting Standards

In June, 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other  Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In October, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope.  Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, “Goodwill and Other Intangible Assets.”  Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill.  The Company has adopted SFAS 147, and it has not had any impact on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others,” which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In May, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

In June, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses.  If approved, the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated.  Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned.  If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans.  A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc.  Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a reduction in the allowance for possible loan losses.  Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

In June, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Under SFAS 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment.  Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives.  The Company has adopted SFAS 149, but it has not had any material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued Position 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The EITF provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equities Securities.”  For purposes of EITF No. 03-1 an investment is impaired if the fair market value of the investment is less than its cost.  Controversy has developed over the criteria to be used to determine whether an impairment is other than temporary.  The EITF requires that an investor should make an evidenced-based judgment about a recovery of fair value up to (or beyond) the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  Because of the controversy related to the determination of whether the impairment is other than temporary, certain aspects of the position of the EITF have been temporarily delayed.  The Company cannot access the effect on the financial position or results of operations until the controversy has been resolved.  The EITF requires disclosures related to securities with fair values less than cost.  The disclosures have been included in note 3 to the consolidated financial statements.

In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments.  For Legends Financial Holdings, Inc. the SFAS applies to the accounting for stock options.  The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date.  The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock.  If such an obligation exists the offsetting credit would be to a liability account.  The statement is effective for the first interim reporting period after December 15, 2005.  Legends Financial Holdings, Inc. is currently assessing the impact of this SFAS; however, management does not expect the impact to be material to the financial condition or results of operations.

(2)                                 Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2004 and 2003 is as follows:

	In Thousands
	2004	2003

Commercial, financial and agricultural	$24,481	20,256
Installment	5,307	4,870
Real estate - mortgage	77,646	66,500
Real estate - construction	22,417	13,393
	129,851	105,019
Allowance for possible loan losses	(1,517)	(1,225)
	$128,334	103,794

At December 31, 2004, variable rate and fixed rate loans totaled $52,423,000 and $77,428,000, respectively.  At December 31, 2003, variable rate and fixed rate loans totaled $23,806,000 and $81,213,000, respectively.

The principal maturities on loans at December 31, 2004 are as follows:

	In Thousands
	Commercial Financial and Agricultural	Installment	Real estate - Mortgage	Real estate - Construction	Total

3 months or less	$14,659	1,037	22,040	16,141	53,877
3 to 12 months	1,276	684	6,483	3,287	11,730
1 to 5 years	7,333	3,586	45,292	2,989	59,200
over 5 years	1,213	—	3,831	—	5,044
	$24,481	5,307	77,646	22,417	129,851

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $2,092,000 and $2,097,000 at December 31, 2004 and 2003, respectively.  As of December 31, 2004 and 2003, none of these loans were restructured, nor were any related party loans charged off in 2004 or 2003.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands
	2004	2003

Balance, January 1	$2,097	2,398
New loans during the year	806	2,251
Repayments during the year	(811)	(2,552)
Balance, December 31	$2,092	2,097

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003	2002

Balance - beginning of year	$1,225	879	755
Provision charged to operating expense	440	361	703
Loans charged off	(157)	(49)	(628)
Recoveries	9	34	49
Net charge-offs	(148)	(15)	(579)

Balance - end of year	$1,517	1,225	879

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Montgomery County.  Credit is extended to businesses and individuals and is evidenced by promissory notes.  The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

There were no restructured loans outstanding at December 31, 2004 and 2003.  The Company had $420,000 and $305,000, respectively, of nonaccrual loans outstanding as of December 31, 2004 and 2003, respectively.  Had interest income been recognized on non-accrual loans in 2004 net earnings would have increased by approximately $33,000.  The impact on interest income in 2003 and 2002 was not significant.  There were no loans greater than 90 days past due at December 31, 2004 and 2003.

Impaired loans and related loan loss reserve amounts at December 2004 and 2003 were as follows:

	In Thousands
	2004	2003

Recorded investment	$3,052	1,534
Loan loss allocation	$196	136

The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was $2,443,000, $1,529,000 and $2,034,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $195,000 for 2004, $105,000 in 2003 and $143,000 in 2002.

In 2004, 2003 and 2002, the Company originated loans for sale in the secondary market of $933,000, $11,601,000 and $10,676,000.  At December 31, 2004, the wholly-owned subsidiary Bank had not been required to repurchase any of the loans originated by Legends Bank and sold in the secondary market.  The fees and gain on sale of these loans totaled $316,000, $246,000 and $147,000 in 2004, 2003 and 2002, respectively.

Of the loans sold in the secondary market, the recourse to the wholly-owned subsidiary Bank is limited.  Nearly all other loans sold in the secondary market provide the purchaser recourse to Legends Bank for a period of 60 to 90 days from the date of purchase and only in the event of a default by the borrower pursuant to the terms of the individual loan agreement.  At December 31, 2004, Legends Bank did not have loans sold with recourse.

(3)                                 Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  The Company’s classification of securities at December 31, 2004 was as follows:

	In Thousands
	Securities Available-For-Sale
	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies and corporations	$4,070	2	71	4,001
Obligations of states and political subdivisions	12,123	102	121	12,104
Domestic corporate bonds	2,750	—	19	2,731
Mortgage-backed securities	18,934	34	224	18,744
	$37,877	138	435	37,580

The Company’s classification of securities at December 31, 2003 was as follows:

	In Thousands
	Securities Available-For-Sale
	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury and other U.S. government agencies and corporations	$1,796	—	41	1,755
Obligations of states and political subdivisions	8,237	—	146	8,091
Domestic corporate bonds	3,250	—	75	3,175
Mortgage-backed securities	18,976	—	53	18,923
	$32,259	—	315	31,944

Included in mortgage backed securities as of December 31, 2004 and 2003, are collateralized mortgage obligations with a market value of $497,000 (amortized cost of $509,000) and $1,113,000 (amortized cost of $1,146,000), respectively.  The effective yield at December 31, 2004 and 2003, on collateralized mortgage obligations was 3.5% and 4.1%, respectively.

The amortized cost and estimated market value of debt and equity securities at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
Securities Available-For-Sale	Cost	Estimated Market Value

Due in one year or less	$735	735
Due after one year through five years	6,894	6,826
Due after five years through ten years	4,349	4,340
Due after ten years	6,965	6,935
	18,943	18,836
Mortgage-backed securities	18,934	18,744
	$37,877	37,580

Results from sales of debt and equity securities are as follows:

	In Thousands
	2004	2003	2002

Gross proceeds	$4,225	9,685	10,927

Gross realized gains	$67	—	140
Gross realized losses	—	(21)	—
Net realized gains (losses)	$67	(21)	140

Investment securities carried in the balance sheet of $27,501,000 (amortized cost of $27,724,000) and $20,619,000 (amortized cost of $20,716,000) as of December 31, 2004 and 2003, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of US agencies	$2,505	$32	7	$986	$39	3	$3,491	$71

Obligations of states and political sub-divisions	4,684	59	19	2,043	62	11	6,727	121

Federal agency mortgage-backed securities	9,848	115	21	5,289	109	14	15,137	224

Corporate bonds	—	—	—	488	19	1	488	19

Total temporarily impaired securities	$17,037	$206	47	$8,806	$229	29	$25,843	$435

The impaired securities are considered high quality investments in line with normal industry investing practices.  The unrealized losses are primarily the result of changes in the interest rate and sector environments.  Consistent with the original classification, as available-for-sale or held-to-maturity securities, the Company intends and has the ability to hold the above securities until the value is realized.

The Company may sell the above or other securities in the ordinary course of business in response to significant changes in liquidity needs, unexpected and significant increases in interest rates and/or security spreads that significantly extend a security’s holding period, or when conducting a small volume of security transactions.

(4)                                 Restricted Equity Securities

Restricted equity securities consisted of stock of The Bankers Bank and the Federal Home Loan Bank amounting to $162,000 and $493,000, respectively, at December 31, 2004.  The stocks totaled to $162,000 and $318,000, respectively, at December 31, 2003.  The stock can be sold back to The Bankers Bank and Federal Home Loan Bank only at par.  The securities are recorded at cost.

(5)                                 Bank Premises and Equipment

The detail of premises and equipment at December 31, 2004 and 2003 is as follows:

	In Thousands
	2004	2003

Land	$1,539	1,187
Buildings	3,403	2,378
Leasehold improvements	316	310
Furniture and fixtures	253	217
Equipment and software	1,804	1,455
Construction in process	9	1,149
	7,324	6,696
Less accumulated depreciation	(1,607)	(1,208)
	$5,717	5,488

Depreciation expense was $413,000, $343,000 and $297,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)                                 Goodwill

Effective March 24, 2003, the Company acquired certain assets and assumed certain liabilities of NBC Bank in the Clarksville, Tennessee area.  The acquisition was accounted for as a purchase summarized as follows:

(In Thousands)

Loans including overdrafts purchased	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

The change in the carrying value of goodwill during the years ended December 31, 2004 and 2003 follows:

	(In Thousands)
	2004	2003

Carrying value - beginning of year	$153	—
Goodwill acquired	—	153
Goodwill impairment losses	—	—
Carrying value - end of year	$153	153

(7)                                 Deposits

Deposits at December 31, 2004 and 2003 are summarized as follows:

	In Thousands
	2004	2003

Demand deposits	$26,965	20,455
Savings deposits	3,262	2,569
Negotiable order of withdrawal	34,597	31,676
Money market demand accounts	29,151	22,460
Certificates of deposit $100,000 or greater	39,580	33,956
Other certificates of deposit	18,925	16,270
Individual retirement accounts $100,000 or greater	787	873
Other individual retirement accounts	1,708	1,557
	$154,975	129,816

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2004 are as follows:

	In Thousands
Maturity	Single Deposits Under $100,000	Single Deposits Over $100,000	Total

3 months or less	$5,854	11,181	17,035
3 to 12 months	7,642	12,459	20,101
1 to 5 years	7,137	16,727	23,864
	$20,633	40,367	61,000

At December 31, 2004 and 2003 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $103,749,000 and $83,564,000, respectively.

The aggregate amount of overdrafts reclassified as loans receivable was $390,000 and $375,000 at December 31, 2004 and 2003, respectively.

The Company maintains significant cash deposit accounts for various local municipalities and related departments.  As of December 31, 2004, these deposits totaled approximately $36,956,000.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types.  The average required amounts for the years ended December 31, 2004 and 2003 were approximately $2,101,000 and $978,000, respectively.

(8)                                 Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2004 and 2003 were $1,403,000 and $7,379,000, respectively.  The average daily balance outstanding during 2004 and 2003 was $565,000 and $1,444,000, respectively.  The weighted average interest rate at December 31, 2004 and 2003 was 1.50% and 0.14%, respectively.  The underlying securities are typically held by other financial institutions and are designated as pledged.  As of December 31, 2004, Legends Financial had pledged $2,750,000 in securities to collateralize this agreement.

(9)                                 Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank at December 31, 2004 and 2003 consist of the following:

	In Thousands
	December 31,
	2004		2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed and variable rate advances	$8,919	2.41%	$4,991	1.83%

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2004:

(In Thousands)
Amount

2005	$5,500
2006	1,000
2007	1,000
2008	1,000
2009	—
Thereafter	419
$8,919

Loans totaling $12,040,000 were pledged to FHLB as collateral at December 31, 2004.

(10)                          Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	2004	2003	2002

Non-interest income:
Service charges on deposit accounts	$657	489	297
Other fees and commissions	542	263	173
Gains and fees on sales of loans	316	246	147
Gain on sale of securities	67	—	140
	$1,582	998	757

Non-interest expense:
Employee salaries and benefits	$2,811	2,220	1,732
Occupancy expenses	399	282	250
Furniture and equipment expenses	475	450	373
Data processing expenses	413	357	226
Professional fees	271	243	243
Advertising	185	134	131
Directors fees	153	136	102
Printing and supplies	129	120	99
Community relations	135	128	66
Loss on sale of securities	—	21	—
Other operating expenses	561	514	335
	$5,532	4,605	3,557

(11)                          Income Taxes

The components of the net deferred income tax asset at December 31, 2004 and 2003 are as follows:

	In Thousands
	2004	2003

Deferred tax asset:
Federal	$511	430
State	104	89
	615	519

Deferred tax liability:
Federal	(241)	(177)
State	(49)	(36)
	(290)	(213)

Net deferred assets	$325	306

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2004 and 2003 are:

	In Thousands
	2004	2003
Financial statement allowance for loan losses in excess of the tax allowance	$498	393

Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(260)	(196)

Pre-opening costs amortized over a five-year period for tax purposes, expensed for financial statements in initial year	3	5

Excess of amortized cost over estimated market value related to available-for-sale securities	114	121

Financial statement income on FHLB stock dividends not recognized for tax purposes	(23)	(17)

Goodwill amortized for tax purposes and monitored for impairment for financial reporting purposes	(7)	—

	$325	306

The components of income tax expense (benefit) are summarized as follows:

	In Thousands
	2004	2003	2002
Current:
Federal	$562	285	81
State	160	87	20
	722	372	101
Deferred:
Federal	(22)	31	49
State	(4)	6	10
	(26)	37	59

Subtotal	696	409	160

Adjustment of valuation allowance related to deferred tax assets	—	—	(209)

Actual tax expense (benefit)	$696	409	(49)

A reconciliation of actual income tax expense (benefit) in the consolidated financial statements to the “expected” tax expense (benefit) (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2004	2003	2002

Computed “expected” tax expense	$783	421	185
State income taxes, net of effect of Federal income taxes	101	53	18
Disallowed expenses	5	5	5
Benefit of graduated rates	—	—	(1)
Benefit related to nonqualified stock options	(47)	(5)	(35)
Tax exempt interest, net of interest expense exclusion	(137)	(75)	(12)
Recognition of deferred tax assets	—	—	(209)
Other	(9)	10	—

Actual tax expense (benefit)	$696	409	(49)

(12)                          Commitment and Contingencies

The Company has entered into three separate federal funds guideline facilities with certain time restrictions on outstanding borrowings.  The lines are generally renewable annually and bear interest at a variable rate equivalent to the correspondent bank’s daily internal lending rate.  The combined lines provide for up to $7,450,000 in borrowings.

The Company currently has two leases related to the operation of two branches.  One lease, entered into in 1998, is for a period of five years and can be renewed for two consecutive five-year terms.  The Company renewed this lease December 1, 2003.  The other lease was entered into during 2001 and is for a period of three years and can be renewed for two consecutive three-year terms.  The Company renewed this lease in 2004.

The Company also has three leases related to automated teller machines in Clarksville, Tennessee.  The leases commenced in July, 2003 for two years and can be renewed for two consecutive two year terms.

During 2004, the Company has a lease related to its mortgage operations.  The lease is for one year and can be renewed for two consecutive one-year terms.  The Company renewed this lease in January, 2005.

The Company also has a lease related to office equipment.  The lease commenced during February, 2004 for a four-year term.

Minimum future rental payments required under the terms of the leases are as follows:

Year Ending December 31,	In Thousands

2005	$97
2006	63
2007	40
2008	40
2009	1
$241

Total rent expense under the leases amounted to $114,000, $69,000 and $68,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

(13)                          Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	In Thousands
	2004	2003

Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$28,974	17,611
Standby letters of credit	1,161	637

Total	$30,135	18,248

Unused commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral normally consists of real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Most guarantees extend from one to two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties.  Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure.  The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $1,161,000 at December 31, 2004.

(14)                          Legends Financial Holdings, Inc. - Parent Company Financial Information

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

	In Thousands
	2004		2003
ASSETS

Cash	$145	*	97	*
Deferred tax asset	4		5
Investment in commercial bank subsidiary	15,489	*	13,989	*
Due from commercial bank subsidiary	75	*	49	*

Total assets	$15,713		14,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	$—		—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,408,497 and 1,381,749 shares issued and outstanding, respectively	1,408		1,382
Additional paid-in capital	12,495		12,287
Retained earnings	1,993		666
Net unrealized losses on available-for-sale securities, net of income taxes of $114,000 and $120,000, respectively	(183)		(195)
Total stockholders’ equity	15,713		14,140

Total liabilities and stockholders’ equity	$15,713		14,140

*Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Years Ended December 31, 2004 and 2003 and

For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands
	2004		2003		2002

Income:
Dividends from commercial bank subsidiary	$100	*	349	*	—

Operating expenses	56		107		18

Earnings (loss) before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	44		242		(18)

Federal income tax benefit	74		47		7
	118		289		(11)

Equity in undistributed earnings of commercial bank subsidiary	1,488	*	540	*	395 *

Net earnings	1,606		829		384

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $32,000, $226,000 and $24,000, respectively	53		(366)		38
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $26,000, $9,000 and $3,000, respectively	(41)		13		5
Other comprehensive earnings (loss)	12		(353)		43

Comprehensive earnings	$1,618		476		427

*Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Stockholders’ Equity

For the Years Ended December 31, 2004 and 2003 and

For the Period July 1, 2002 (Inception) through December 31, 2002

	In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Net Unrealized Gains (Losses) On Available- For-Sale Securities	Total

Acquisition by share exchange with Legends Bank, July 1, 2002	$1,143	12,446	(341)	115	13,363

Issuance of 6,720 shares of $1 par value common stock	7	50	—	—	57

Stock-split effected in the form of a stock dividend declared at 1 share for every 5 outstanding	229	(229)	—	—	—

Net change in unrealized gains on available-for-sale securities during the year, net of taxes of $97,000	—	—	—	43	43

Net earnings for the period July 1, 2002 (inception) through December 31, 2002	—	—	384	—	384

Balance December 31, 2002	1,379	12,267	43	158	13,847

Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23

Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)

Net change in unrealized gains (loss) on available-for-sale securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)

Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	1,382	12,287	666	(195)	14,140

Issuance of 26,748 shares of $1 par value common stock	26	208	—	—	234

Cash dividends declared ($.20 per share)	—	—	(279)	—	(279)

Net change in unrealized loss on available-for-sale securities during the year, net of taxes of $6,000	—	—	—	12	12

Net earnings for the year	—	—	1,606	—	1,606

Balance December 31, 2004	$1,408	12,495	1,993	(183)	15,713

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003 and

For the Period July 1, 2002 (Inception) through December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2004	2003	2002

Cash flows from operating activities:
Cash paid to suppliers	$(56)	(107)	(18)
Net cash used in operating activities	(56)	(107)	(18)

Cash flows from investing activities:
Repayment of subsidiary advance, net	49	6	(7)
Dividends received from subsidiary	100	349	—
Net cash provided by (used in) investing activities	149	355	(7)

Cash flows from financing activities:
Dividends paid	(279)	(206)	—
Proceeds from sale of common stock	234	23	57
Net cash provided by (used in) financing activities	(45)	(183)	57

Net increase in cash and cash equivalents	48	65	32

Cash and cash equivalents at beginning of period	97	32	—

Cash and cash equivalents at end of year	$145	97	32

Supplemental Schedule of Non-Cash Activities:

Increase (decrease) in unrealized gain (loss on available-for-sale securities, net of income taxes of $6,000, $217,000 and $21,000, respectively	$12	(353)	43

	In Thousands
	2004	2003	2002

Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$1,606	829	384

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(1,588)	(889)	(395)
Increase in assets	(74)	(47)	(7)
Total adjustments	(1,662)	(936)	(402)

Net cash used in operating activities	$(56)	(107)	(18)

(15)                          Concentration of Credit Risk

Practically all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area.  Practically all such customers are depositors of the Company.  The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

(16)                          Employee Benefit Plan

The Company maintains a 401(K) plan which covers eligible employees.  All full time employees are eligible to participate.  The plan provides for both employee and employer contributions.  For the years ended December 31, 2004, 2003, and 2002 the Company contributed $86,000, $64,000 and $45,000, respectively.

(17)                          Regulatory Matters and Restrictions on Dividends

The Company and its subsidiary is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions.  Failure to meet capital requirements can initiate certain mandatory — and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements.  The relevant regulations require the Company and its subsidiary to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles.  The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors.  Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

The Company and its subsidiary is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  The Company and its subsidiary is required to have a minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively.  The actual ratios were 11.0% and 12.1% at December 31, 2004 and 12.5% and 13.6% at December 31, 2003.  The leverage ratios at December 31, 2004 and 2003 were 8.7% and 9.9%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2004, the Company and its subsidiary is categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since the notification that management believes have changed the Company’s category.

On February 27, 2004, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 20, 2004.  The recommendation was to set the dividend rate for 2004 at 33% of 2003 earnings.  On May 28, 2004, the dividends were paid in the amount of $279,000 or $.20 per share of voting common stock.

(18)                          Stock Option Arrangement

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

The Company’s stockholders approved Legends Bank 1998 Stock Option Arrangement and 2001 Stock Option Plan.  The Company exchanged its options with the holders of Legends Bank stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis.  Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under the Company’s Stock Option Plan.

On September 17, 2002, the Board of Directors of the Company approved a stock-split effected in the form of a one-for-five stock dividend.  The stock dividend also applied to all option arrangements and as such the number of options, exercise prices and related earnings per share disclosures have been retroactively adjusted to reflect the stock-split effected in the form of a dividend.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of the Company.  As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement.  However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement.  Had compensation cost for the Company’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		In Thousands, Except Per Share Amounts
		2004	2003	2002

Net earnings	As Reported	$1,606	$829	$594
	Proforma	$1,576	$780	$518

Basic earnings	As Reported	$1.15	$.60	$.43
per common share	Proforma	$1.13	$.57	$.39

Diluted earnings	As Reported	$1.12	$.59	$.43
per common share	Proforma	$1.10	$.55	$.39

A summary of the stock option activity is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	258,754	$15.42	259,860	$15.38	265,740	$15.13
Granted	—	—	6,720	16.98	4,200	18.75
Exercised	(26,748)	8.80	(2,666)	8.33	(8,400)	8.33
Forfeited	—	—	(5,160)	18.75	(1,680)	18.75
Outstanding at end of year	232,006	$16.19	258,754	$15.42	259,860	$15.38

Options exercisable at year end	193,317		198,952		141,952

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at 12/31/04	Weighted Average Exercise Price

$ 8.33	56,686	$8.33	4.0 years	56,686	$8.33
$ 17 - $ 18.75	175,320	$18.73	6.3 years	136,631	$18.74

	232,006			193,317

Certain forfeited options were reallocated to remaining plan participants during 2004.

The fair value of options granted in 2003 and 2002 was $1.55 and $1.41, respectively, for each option.  The fair value was estimated using the Black-Scholes option-pricing model using the following assumptions:  risk free rate of 4.05% and 4.70%; expected life of ten years; volatility of .01%; and dividend yield of 2.88%.  The dividend yield was computed assuming an 18% return on equity with a 30% dividend to earnings payout ratio.

(19)                          Earnings Per Share

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

The following is a summary of the components comprising basic and diluted earnings per common share (EPS):

	In Thousands,
	Except Share and Per Share Amounts
	2004	2003	2002
Basic EPS Computation:
Numerator – Net earnings for the year	$1,606	829	594

Denominator – Weighted average number of common shares outstanding	1,399,524	1,379,764	1,374,200
Basic earnings per common share	1.15	.60	.43

Diluted EPS Computation:
Numerator – Net earnings for the year	$1,606	829	594

Denominator:
Weighted average number of common shares outstanding	1,399,524	1,379,764	1,374,200

Effect of stock options	33,148	31,967	15,376
	1,432,672	1,411,731	1,389,576

Diluted earnings per common share	$1.12	.59	.43

(20)                          Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed.  Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing.  In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded.  Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2004 and 2003 are insignificant.  Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’ financial instruments at December 31, 2004 and 2003 are as follows:

	In Thousands
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,052	11,052	3,401	3,401
Securities	37,580	37,580	31,944	31,944
Restricted equity securities	655		480
Federal funds sold	—	—	3,195	3,195
Loans	129,851		105,019
Less: allowance for loan losses	(1,517)		(1,225)
Loans, net of allowance	128,334	127,895	103,794	103,047

Loans held for sale	—	—	274	274

Financial liabilities:
Deposits	154,975	155,136	129,816	130,213
Securities sold under repurchase agreements	636	636	651	651
Advances from FHLB	8,919	8,761	4,991	4,991
Federal funds purchased	3,804	3,804	—	—

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Company has a mortgage department that contributes net fee income annually.  The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates.  Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(21)                          Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$2,469	2,250	2,102	2,033	1,896	1,720	1,730	1,608

Net interest income	1,849	1,692	1,595	1,556	1,433	1,302	1,291	1,180

Provision for possible loan losses	120	110	90	120	166	60	49	86

Earnings before income taxes	735	551	528	488	256	315	364	303

Net earnings	488	422	362	334	278	166	209	176

Basic earnings per common share	.35	.30	.26	.24	.20	.12	.15	.13

Diluted earnings per common share	.34	.29	.26	.23	.20	.12	.15	.12

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

Changes in Internal Controls

There were no changes in Legends Financial’s internal control over financial reporting during Legends Financial’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005.

ITEM 13. EXHIBITS

List of Exhibits Filed. None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005.

INDEX OF EXHIBITS
DESCRIPTION OF EXHIBITS

EXHIBIT NO.

3.1	Charter of Legends Financial Holdings, Inc.*
3.2	Bylaws for Legends Financial Holdings, Inc.*
4	Specimen Stock Certificate for Legends Financial Holdings, Inc.*
10.1	2001 Statutory and Non-Statutory Stock Option Plan for Legends Financial Holdings, Inc., as successor-in-interest to Legends Bank*
21	Subsidiaries of Registrant
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

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

Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Billy P. Atkins
Billy P. Atkins, President and Chief
Executive Officer, Director

Date:	March 30, 2005

By:	/s/ Thomas E. Bates, Jr.
Thomas E. Bates, Jr., Executive Vice
President and Chief Financial Officer,
Director

Date:	March 30, 2005

By:	/s/ James D. Amos
James D. Amos, Director

Date:	March 30, 2005

By:
Mark Ray Barnett, Director

Date:

By:
William D. Dickson, Sr., Director

Date:

By:
Ronald Alan Goad, Director

Date:

By:
Dick Wright Littleton, Director

Date:

By:	/s/ David P. Nussbaumer
David P. Nussbaumer, Director

Date:	March 30, 2005

By:	/s/ Pravin Chhagan Patel
Pravin Chhagan Patel, Director

Date:	March 30, 2005

By:
Jimmy Terry, Sr., Director

Date:

By:	/s/ Francis Gene Washer
Francis Gene Washer, Director

Date:	March 30, 2005

By:	/s/ Ralph D. Weiland
Ralph D. Weiland, Director

Date:	March 30, 2005