Form 10-Q
period 2005-03-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2005-05-12
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock, $1.00 par value, outstanding:  1,423,151 shares at May 9, 2005

Transitional Small Business Disclosure Format (check one):  Yes  ☐       No  ☒

PART I - FINANCIAL INFORMATION

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	March 31, 2005	December 31, 2004
	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,576,000 and $1,517,000, respectively	$130,070	128,334
Securities available-for-sale, at market (amortized cost of $40,522,000 and $37,877,000, respectively)	39,829	37,580
Restricted equity securities	682	655
Total earning assets	170,581	166,569

Cash and due from banks	6,774	11,052
Bank premises and equipment, net	5,749	5,717
Accrued interest receivable	792	765
Other real estate owned	93	281
Deferred tax asset, net	477	325
Other assets	252	262
Goodwill	153	153

Total assets	$184,871	185,124

Liabilities and Stockholders’ Equity
Deposits	$159,524	154,975
Securities sold under repurchase agreements	320	636
Accrued interest payable	292	282
Accounts payable and other liabilities	233	407
Income taxes payable	310	388
Advances from Federal Home Loan Bank	7,413	8,919
Federal funds purchased	636	3,804
Total liabilities	168,728	169,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000, 1,423,151 and 1,408,497 shares issued and outstanding, respectively	1,423	1,408
Additional paid-in capital	12,665	12,495
Retained earnings	2,482	1,993
Net unrealized losses on available-for-sale securities, net of income taxes of $266,000 and $114,000, respectively	(427)	(183)
Total stockholders’ equity	16,143	15,713

Total liabilities and stockholders’ equity	$184,871	185,124

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(In Thousands Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,157	1,714
Interest and dividends on taxable securities	274	239
Interest and dividends on non-taxable securities	114	78
Interest and dividends on restricted equity securities	6	4
Interest on Federal funds sold	5	2
Total interest income	2,556	2,037

Interest expense:
Interest on negotiable order of withdrawal accounts	100	93
Interest on money market and savings accounts	106	59
Interest on certificates of deposits over $100,000	277	189
Interest on certificates of deposit - other	141	110
Interest on Federal funds purchased	7	2
Interest on advances from Federal Home Loan Bank	64	24
Interest on securities sold under repurchase agreements	3	—
Total interest expense	698	477

Net interest income before provision for possible loan losses	1,858	1,560
Provision for possible loan losses	60	120
Net interest income after provision for possible loan losses	1,798	1,440

Non-interest income:
Service charges on deposit accounts	174	147
Other fees and commissions	205	175
Gain on sale of securities	6	56
Gain on sale of other real estate	6	—
Total non-interest income	391	378

Non-interest expense:
Employee salaries and benefits	765	667
Occupancy expenses, net	108	99
Furniture and equipment expense	113	113
Data processing expense	112	95
Directors fees and expense	42	36
Printing and supplies	40	29
Professional fees	52	38
Other operating expenses	208	253
Total non-interest expense	1,440	1,330

Earnings before income taxes	749	488

Income taxes	260	154

Net earnings	$489	334

Basic earnings per common share	$.35	.24

Diluted earnings per common share	$.34	.23

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(In Thousands)

Net earnings	$489	334

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $150,000 and $144,000, respectively	(240)	233
Less: reclassification adjustment for gains included in net earnings, net of taxes of $2,000 and $21,000, respectively	(4)	(35)
Other comprehensive earnings (loss)	(244)	198

Comprehensive earnings	$245	532

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)

Cash flows from operating activities:
Interest received	$2,566	2,051
Fees received	379	326
Interest paid	(688)	(484)
Cash paid to suppliers and employees	(1,502)	(1,280)
Proceeds from sale of loans	—	1,207
Originations on loans held for sale	—	(933)
Income taxes received (paid)	(338)	12
Net cash provided by operating activities	417	899

Cash flows from investing activities:
Purchase of available-for-sale securities	(4,450)	(3,012)
Purchase of restricted equity securities	(21)	—
Proceeds from maturities, calls and principal payments of available-for-sale securities	1,232	3,807
Proceeds from sale of available-for-sale securities	536	—
Loans made to customers, net of repayments	(1,796)	(7,458)
Purchase of bank premises and equipment	(134)	(165)
Proceeds from sale of other real estate	194	—
Net cash used in investing activities	(4,439)	(6,828)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	2,683	6,491
Net increase in time deposits	1,866	422
Decrease in federal funds purchased	(3,168)	—
Proceeds from sale of common stock	185	133
Increase (decrease) in repurchase agreements	(316)	166
Advances from (repayment of) advances from Federal Home Loan Bank	(1,506)	994
Net cash provided by (used in) financing activities	(256)	8,206

Net increase (decrease) in cash and cash equivalents	(4,278)	2,277

Cash and cash equivalents at beginning of period	11,052	6,596

Cash and cash equivalents at end of period	$6,774	8,873

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$489	334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	102	102
Amortization and accretion	43	44
FHLB dividend reinvestment	(6)	(3)
Security gains related to available-for-sale securities	(6)	(56)
Gains on sales of other real estate	(6)	—
Provision for possible loan losses	60	120
Decrease (increase) in accrued interest receivable	(27)	24
Decrease (increase) in other assets	10	(80)
Increase (decrease) in accrued interest payable	10	(54)
Increase (decrease) in other liabilities	(174)	28
Decrease in loans held for sale	—	274
Decrease in deferred taxes	—	119
Increase (decrease) in income taxes payable	(78)	47
Total adjustments	(72)	565

Net cash provided by operating activities	$417	899

Supplemental Schedule of Non-Cash Activities:

Unrealized loss on available-for-sale securities, net of income taxes of $152,000 and $124,000, respectively	$244	198

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial”) or (“the Company”), Legends Bank (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank.  On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial.  Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended.  The transaction has been treated as a reorganization for accounting purposes.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Legends Financial as of March 31, 2005 and December 31, 2004 and the results of operations for the three months ended March 31, 2005 and 2004, comprehensive earnings for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004.  All significant intercompany transactions have been eliminated.  The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2004 financial statements presented in Legends Financial’s December 31, 2004 Annual Report to Stockholders.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	2005	2004
	(In Thousands)

Balance, January 1, 2005 and 2004, respectively	$1,517	1,225
Add (deduct):
Losses charged to allowance	(4)	(2)
Recoveries credited to allowance	3	2
Provision for loan losses	60	120
Balance, March 31, 2005 and 2004, respectively	$1,576	1,345

See accompanying notes to consolidated financial statements (unaudited).

The provision for loan losses was $60,000 and $120,000 for the first three months of 2005 and 2004, respectively.  The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses.  Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay.  Management has in place a system designed to identify and monitor problems on a timely basis.

The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio.  A formal review is prepared monthly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses.  The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information.  The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment.  The review is presented to and subsequently approved by Legend Financial’s Board of Directors on a quarterly basis.

Goodwill

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area.  The acquisition was accounted for as a purchase.  Goodwill arising from this transaction will be evaluated on an annual basis.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”).  The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.  At March 31, 2005, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 59,968 shares have been exercised).  At March 31, 2005, 48,032 shares have been granted and not exercised.  Of these shares 48,032 are exercisable as of March 31, 2005.

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.  At March 31, 2005, 176,520 shares of the options had been granted at $18.75 per share and 38,000 shares of the options had been granted at $17.00 per share (6,840 shares have been forfeited and reallocated to plan participants and 7,200 shares have been exercised).  At March 31, 2005, 207,320 shares had been granted, all of which were exercisable.

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

		In Thousands,
		Except Per Share Amounts
		Three Months Ended March 31,
		2005	2004

Net earnings	As Reported	$489	$334
	Proforma	$450	$317

Basic earnings per	As Reported	$.35	$.24
common share	Proforma	$.32	$.23

Diluted earnings per	As Reported	$.34	$.237
common share	Proforma	$.31	$.22

In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments.  For Legends Financial the SFAS applies to the accounting for stock options.  The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date.  The offsetting credits is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock.  If such an obligation exists the offsetting credit would be to a liability account.  The statement is effective for the first interim reporting period after December 15, 2005.  Legends Financial is currently assessing the impact of this SFAS; however, management does not expect the impact to be material to the financial condition or results of operations.

The Company uses the fair value method to calculate the compensation reported in the proforma earnings.  The fair value of options granted in 2005 was $1.41 for each option.  The 2005 respective weighted average assumptions used to calculate the minimum value were as follows:  risk free rate at 4.19%; expected life of ten years; volatility of .01%; and dividend yield of 3.0%.  The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share.  SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share.  The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period.  For Legends Bank the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2005 and 2004:

	In Thousands, Except Share
	and Per Share Amounts
	2005	2004
Basic EPS Computation:
Numerator – Net earnings for the period	$489	334
Denominator – Weighted average number of common shares outstanding	1,416,352	1,397,717
Basic earnings per common share	$.35	.24

Diluted EPS Computation:
Numerator – Net earnings for the period	$489	334
Denominator:
Weighted average number of common shares outstanding	1,416,352	1,397,717
Effect of stock options	29,624	35,721
	1,445,976	1,433,438
Diluted earnings per common share	$.34	.23

LEGENDS FINANCIAL HOLDINGS, INC.

Form 10-QSB

Item 2.          Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the financial statements.  Reference should also be made to the Company’s December 31, 2004 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although management believes that the assumptions underlying such forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information (such as in Item 2, as well as other portions of this Quarterly Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  Management is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Results of Operations

The Company had net earnings of $489,000 and $334,000 for the three months ended March 31, 2005 and 2004, respectively.  The increase in earnings is the result of continued growth in the assets of the Company.  Basic earnings per common share was $.35 and $.24 for the three months ended March 31, 2005 and 2004, respectively, and diluted earnings per common share was $.34 and $.23 for the three months ended March 31, 2005 and 2004, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Total interest income for the three months ended March 31, 2005 and 2004 was $2,556,000 and $2,037,000, respectively, an increase of $519,000 or 25.5% and total interest expense was $698,000 and $477,000, respectively, an increase of $221,000 or 46.3%.  Net interest income for the first three months of 2005 and 2004 totaled $1,858,000 and $1,560,000, respectively.  The increase in net interest income was $298,000 or 19.1% for the quarter ended March 31, 2005 over the first three months of 2004 primarily due to continued growth of the Bank.  Interest rates are expected to increase slightly in 2005.  Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses during the three month period ended March 31, 2005 was $60,000 as compared to $120,000 for the same period in 2004.  The provision for loan losses raised the allowance for possible loan losses to $1,576,000 at March 31, 2005, an increase of 3.9% from $1,517,000 at December 31, 2004.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at March 31, 2005 to be adequate.  The allowance for loan losses was 1.20% and 1.17% of loans outstanding at March 31, 2005 and December 31, 2004, respectively.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions, security gains and gains on sale of other real estate.  Non-interest income, excluding security gains and gains on sale of other real estate, increased $57,000 or 17.7% during the three months ended March 31, 2005 as compared to the same period in 2004.  There were security gains of $6,000 for the three months ended March 31, 2005 as compared to $56,000 for the same period in 2004.  There were gains on sale of other real estate of $6,000 for the three months ended March 31, 2005 versus no gains on sale of other real estate for the same period in 2004.  The increase in non-interest income was due primarily to increases in service charges on deposit accounts and other fees and commissions resulting from the growth of the Company’s loan portfolio and deposit base.  Management projects that other fees and commissions and service charges on deposit accounts will continue to increase during the remainder of 2005 due to expected growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, directors fees and expense, printing and supplies, professional fees and other operating expenses.  Non-interest expense increased $110,000 or 8.3% during the three months ended March 31, 2005 as compared to the same period in 2004.  The increases in non-interest expenses are attributable primarily to increases in salaries and benefits associated with an increase in the number of employees necessary to support the Company’s expanded operations.  The increase in occupancy expenses was also due to the Company’s expanded operations.  Other operating expenses for the three months ended March 31, 2005 decreased to $208,000 from $253,000 for the first quarter of 2005.  These expenses include taxes, supplies, communications and general operating costs.

Financial Condition

Balance Sheet Summary.  The Company’s total assets decreased 0.1% to $184,871,000 at March 31, 2005 from $185,124,000 at December 31, 2004.  Loans, net of allowance for possible loan losses, totaled $130,070,000 at March 31, 2005, a 1.4% increase compared to $128,334,000 at December 31, 2004.  Investment securities increased $2,249,000 or 6.0% from December 31, 2004 to $39,829,000 at March 31, 2005.

Total liabilities decreased by 0.4% to $168,728,000 for the three months ended March 31, 2005 compared to $169,411,000 at December 31, 2004.  This decrease was composed primarily of a $3,168,000 decrease in federal funds purchased and a $1,506,000 decrease in advances from the Federal Home Loan Bank during the three months ended March 31, 2005.  Total deposits increased by $4,549,000 during the three months ended March 31, 2005.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	March 31, 2005	December 31, 2004
	(In Thousands)

Commercial, financial and agricultural	$25,945	24,481
Installment	5,567	5,307
Real estate - mortgage	79,322	77,646
Real estate - construction	20,812	22,417
Total	$131,646	129,851

Loans are a large component of the Bank’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories in the portfolio at March 31, 2005 and December 31, 2004.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $26,964,000 and $5,108,000, respectively at March 31, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At March 31, 2005 and December 31, 2004, the Company had $415,000 and $420,000, respectively, of loans on nonaccrual status.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At March 31, 2005 the Company had one loan approximating $248,000, the terms of which had been modified under a troubled debt restructuring and as of December 31, 2004, the Company had one loan approximating $250,000 that have had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of March 31, 2005, the Company had impaired loans totaling $1,671,000.  A specific reserve of $70,000 has been established by management related to these loans.  The total amount of interest recognized during the period on impaired loans approximated $26,000 and the average recorded investment for the three months ended March 31, 2005 was $2,242,000.  At December 31, 2004, impaired loans totaled $3,052,000 and had specific allowance for possible loan losses of $196,000 allocated.  The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system.  The total collateral of these loans approximates $2,298,000.

The following schedule details selected information as to non-performing loans of the Company at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate	$—	350	$—	350
Installment loans	—	20	—	25
Commercial	—	45	—	45
	$—	415	$—	420

Renegotiated loans	$—		$—

Securities

Securities totaled $39,829,000 and $37,580,000 at March 31, 2005 and December 31, 2004, respectively, and was a primary component of Legends Bank’s earning assets.  Restricted equity securities totaled $682,000 and $655,000 at March 31, 2005 and December 31, 2004, respectively.  Legends Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

Legends Bank’s classification of securities as of March 31, 2005 and December 31, 2004 is as follows:

	Available-for-Sale
	March 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,525	4,409	$4,070	4,001
Mortgage-backed securities	21,582	21,183	18,934	18,744
Obligations of states and political subdivisions	11,665	11,515	12,123	12,104
Domestic corporate bonds	2,750	2,722	2,750	2,731
	$40,522	39,829	$37,877	37,580

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for Legends Bank, totaled $159,524,000 and $154,975,000 at March 31, 2005 and December 31, 2004, respectively.  Legends Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for Legends Bank; however, Legends Bank competes with several large bank holding companies that have banking offices in this area.  Even though Legends Bank is in a very competitive market, management currently believes that it is possible to increase Legends Bank’s deposit and asset size.  Management believes that it’s position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability.  However, no assurance of market growth can be given.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling $10.4 million mature or will be subject to rate adjustments within the next twelve months.

The Company has entered into an interest rate swap agreement.  The swap instrument has a national value of $500,000 and has a fixed rate yield of 6.65% through January 28, 2009.  The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points.  As of March 31, 2005 the transaction has resulted in an unrealized loss of approximately $16,000 and positive interest income of $11,000 since inception.

A secondary source of liquidity is the Company’s loan portfolio.  At March 31, 2005, loans of approximately $63.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $22.2 million will become due during the next twelve months.  Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

The Company has committed to opening an additional branch in the Clarksville, Tennessee area expected to be completed in the second quarter of 2005.  The total estimated cost to open the branch is $690,000.

Currently, Legends Bank is contracted to handle all the deposits for the City of Clarksville.  This agreement will expire February, 2006, and if not renewed, could negatively impact anticipated deposit growth.

At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way other than the branch opening and city accounts previously discussed.

Capital Position

At March 31, 2005, total stockholders’ equity was $16,143,000 or 8.7% of total assets, which compares with $15,713,000 or 8.5% of total assets at December 31, 2004.  The dollar increase in stockholders’ equity during the three months ended March 31, 2005 results from the Company’s earnings of $489,000, proceeds from the issuance of stock pursuant to the Company’s stock option plan totaling $185,000 which was offset by a $244,000 unrealized loss on available-for-sale securities.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At March 31, 2005, the Company’s total risk-based capital ratio was 12.4% and its Tier I risk-based capital ratio was 11.3%.  At December 31, 2004, the Company’s total risk-based capital ratio was 12.1% and its Tier I risk-based capital ratio was 11.0%.  The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%.  At March 31, 2005, the Company had a leverage ratio of 8.7% compared to 8.7% at December 31, 2004.  It is management’s objective to leverage Legends Bank to approximately a 8% capital ratio.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

There is no established trading market for the Company’s common stock.  During the quarters ended March 31, 2005 and 2004, the Company issued 14,654 and 15,968 shares, respectively, of its common stock in connection with the exercise of options and no shares were redeemed.  No shares of the Company’s common stock were redeemed for the year ended December 31, 2004.  Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

On January 18, 2005, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 19, 2005.  The recommendation was to set the dividend rate for 2005 at 30.0% of 2004 earnings.  On April 29, 2005, the dividends were paid in the amount of $427,000.

Off Balance Sheet Arrangements

At March 31, 2005 the Company had unfunded loan commitments outstanding of $29.6 million and outstanding standby letters of credit of $1.2 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, the Company could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended March 31, 2005.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

01/12/05	105	$8.33
01/18/05	6,000	$18.75
02/14/05	1,549	$8.33
02/23/05	6,000	$8.33
02/24/05	1,000	$8.33

The aggregate proceeds of the shares sold were $184,588.

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

(b) Not applicable

(c) No repurchases for our securities were made during the quarter ended March 31, 2005.

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

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	May 11, 2005	/s/ Billy Atkins
Billy Atkins, President and Chief Executive Officer

DATE:	May 11, 2005	/s/ Thomas Bates
Thomas Bates, Jr., Executive Vice President
and Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2005

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibit 31.1 and 31.2	Rule 13a-14(a) Certifications.

Exhibit 32.1 and 32.2	1350 Certifications.