Form 10QSB
period 2005-06-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2005-08-12
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, $1.00 par value, outstanding:   1,423,651 shares at August 8, 2005

Transitional Small Business Disclosure Format (check one):  Yes  ☐        No  ☒

PART I - FINANCIAL INFORMATION

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Unaudited)

	June 30, 2005	December 31, 2004
	(In Thousands)
Assets

Loans, less allowance for possible loan losses of $1,616,000 and $1,517,000 respectively	$139,513	$128,334
Securities available-for-sale, at market (amortized cost of $41,941,000 and $37,877,000, respectively)	41,747	37,580
Restricted equity securities	766	655
Total earning assets	182,026	166,569

Cash and due from banks	11,246	11,052
Bank premises and equipment, net	5,855	5,717
Accrued interest receivable	837	765
Other real estate owned	641	281
Other assets	259	325
Deferred tax asset, net	286	262
Goodwill	153	153

Total assets	$201,303	$185,124

Liabilities and Stockholders’ Equity

Deposits	$169,859	$154,975
Securities sold under repurchase agreements	427	636
Federal funds purchased	650	3,804
Advances from Federal Home Loan Bank	12,907	8,919
Accrued interest payable	387	282
Income taxes payable	275	388
Accounts payable and other liabilities	317	407
Total liabilities	184,822	169,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares,
1,423,151 and 1,408,497 shares issued and outstanding, respectively	1,423	1,408
Additional paid-in capital	12,665	12,495
Retained earnings	2,513	1,993
Net unrealized losses on available-for-sale securities, net of income taxes of $74,000 and $114,000, respectively	(120)	(183)
Total stockholders’ equity	16,481	15,713

Total liabilities and stockholders’ equity	$201,303	$185,124

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,436	$1,792	$4,593	$3,506
Interest and dividends on taxable securities	283	229	557	468
Interest and dividends on non-taxable securities	111	76	225	154
Interest and dividends on restricted equity securities	8	5	14	9
Interest on Federal funds sold	5	5	10	7
Total interest income	2,843	2,107	5,399	4,144

Interest expense:
Interest on negotiable order of withdrawal accounts	167	86	267	179
Interest on money market and savings accounts	149	58	255	117
Interest on certificates of deposits over $100,000	323	219	600	408
Interest on certificates of deposit - other	169	104	310	214
Interest on Federal funds purchased	9	5	16	7
Interest on advances from Federal Home Loan Bank	80	35	144	59
Interest on securities sold under repurchase agreements	11	—	14	—
Total interest expense	908	507	1,606	984

Net interest income before provision for possible loan losses	1,935	1,600	3,793	3,160
Provision for possible loan losses	75	90	135	210
Net interest income after provision for possible loan losses	1,860	1,510	3,658	2,950

Non-interest income:
Service charges on deposit accounts	193	171	367	318
Other fees and commissions	178	250	383	425
Gain on sale of securities	—	11	6	67
Gain on sale of other real estate, net	—	—	6	—
Total non-interest income	371	432	762	810

Non-interest expenses:
Employee salaries and benefits	791	703	1,556	1,370
Occupancy expenses, net	113	101	221	200
Furniture and equipment expense	124	119	237	232
Data processing expense	117	103	229	198
Directors fees and expense	38	33	80	69
Printing and supplies	54	37	94	66
Legal and accounting expense	48	25	100	63
Community and donation expense	39	35	64	61
Other operating expenses	207	258	390	485
Total non-interest expense	1,531	1,414	2,971	2,744

Earnings before income taxes	700	528	1,449	1,016

Income taxes	242	166	502	320

Net earnings	$458	$362	$947	$696

Basic earnings per common share	$0.32	$.26	$0.67	$.50

Diluted earnings per common share	$0.31	$.26	$0.65	$.49

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

Net earnings	$458	$362	$947	$696

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $190,000, $380,000, $42,000 and $236,000, respectively	307	(613)	67	(380)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $0, $4,000, $2,000 and $26,000, respectively	—	(6)	(4)	(41)
Other comprehensive earnings (loss)	307	(619)	63	(421)

Comprehensive earnings (loss)	$765	$(257)	$1,010	$275

See accompanying notes to consolidated financial statements (unaudited)

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$5,420	$4,089
Fees received	751	752
Interest paid	(1,501)	(997)
Cash paid to suppliers and employees	(2,841)	(2,560)
Proceeds from sale of loans	—	1,207
Originations of loans held for sale	—	(933)
Income taxes paid	(616)	(99)
Net cash provided by operating activities	1,213	1,459

Cash flows from investing activities:
Purchase of available-for-sale securities	(8,114)	(10,526)
Proceeds from maturities, calls and principal payments of available-for-sale securities	3,420	2,786
Loans made to customers, net of repayments	(11,878)	(11,199)
Purchase of bank premises and equipment	(357)	(203)
Proceeds from sales of available-for-sale securities	531	4,157
Proceeds from sale of repossessed property	—	29
Purchase of restricted equity securities	(99)	(104)
Proceeds from sale of other real estate	195	—
Proceeds from sale of fixed assets	16	—
Net cash used in investing activities	(16,286)	(15,060)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	7,282	9,988
Net increase in time deposits	7,602	4,003
Increase (decrease) in Federal funds purchased	(3,154)	4,138
Proceeds from sale of common stock	185	205
Dividends paid	(427)	(280)
Increase (decrease) in securities sold under repurchase agreements	(209)	42
Proceeds from (advances from) Federal Home Loan Bank	3,988	4,987
Net cash provided by financing activities	15,267	23,083

Net increase in cash and cash equivalents	194	9,482

Cash and cash equivalents at beginning of period	11,052	6,596

Cash and cash equivalents at end of period	$11,246	$16,078

See accompanying notes to consolidated financial statements (unaudited)

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$947	$696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	203	202
Amortization and accretion	105	102
FHLB dividend reinvestment	(12)	(7)
Gains on sale of other real estate	(6)	—
Security gains related to available-for-sale securities	(6)	(67)
Provision for possible loan losses	135	210
Increase in accrued interest receivable	(72)	(33)
Decrease (increase) in other assets	18	(157)
Increase (decrease) in accrued interest payable	105	(121)
Increase (decrease) in other liabilities	(90)	139
Decrease in loans held for sale	—	274
Decrease in deferred taxes	—	221
Increase (decrease) in income taxes payable	(114)	—
Total adjustments	266	763

Net cash provided by operating activities	$1,213	$1,459

Supplemental Schedule of Non-Cash Activities:

Unrealized earnings (loss) on available-for-sale securities, net of income taxes of $39,000 and $261,000, respectively	$63	$(421)

Non-cash transfers from loans to other real estate and repossessed property	$564	$6

See accompanying notes to consolidated financial statements (unaudited)

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Legends Financial as of June 30, 2005 and December 31, 2004, the results of operations for the three months and six months ended June 30, 2005 and 2004, comprehensive earnings (loss) for the three months and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004.  All significant intercompany transactions have been eliminated.  The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2004 financial statements presented in Legends Financial’s December 31, 2004 Annual Report to Stockholders.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2005	2004
	(In Thousands)

Balance, January 1, 2005 and 2004, respectively	$1,517	$1,225
Add (deduct):
Losses charged to allowance	(40)	(13)
Recoveries credited to allowance	4	5
Provision for loan losses	135	210
Balance, June 30, 2005 and 2004, respectively	$1,616	$1,427

The provision for loan losses was $135,000 and $210,000 for the first six months of 2005 and 2004, respectively.  The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses.  Such factors include  growth and  composition of the loan portfolio, review of specific loan problems,

Allowance for Loan Losses, Continued

the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay.  Management has in place a system designed to identify and monitor problems on a timely basis.

The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio.  A formal review is prepared on a montly basis by Management to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses.  The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information.  The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment.  The review is presented to and subsequently approved by Legends Financial Board of Directors on a quarterly basis.

Acquisition

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area.  The acquisition was accounted for as a purchase.  Goodwill arising from this transaction will be evaluated on an annual basis.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”).  The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.  At June 30, 2005, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 59,968 shares have been exercised).  At June 30, 2005, 48,032 shares have been granted and not exercised.  Of these shares 48,032 are exercisable as of June 30, 2005.

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.  At June 30, 2005, 174,020 shares of the options had been granted at $18.75 per share and 40,500 shares of the options had been granted at $17.00 per share (6,840 shares have been forfeited and reallocated to plan participants and 7,200 shares have been exercised).  At June 30, 2005, 207,320 shares had been granted and not exercised of which 207,320 were exercisable.

Stock Option Arrangement, Continued

Legends Financial’s stockholders approved Legends Bank 1998 Arrangement and 2001 Plan.  Legends Financial agreed with Legends Bank that it would exchange its options to the holders of stock options under the 1998 Arrangement and the 2001 Plan on an option-for-option basis.  Thus options that were outstanding under the 1998 Arrangement and the 2001 Plan have been exchanged for options under Legends Financial’s Stock Option Plan.

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

		In Thousands, Except Per Share Amounts
		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

Net earnings	As Reported	$458	$362	$947	$696
	Proforma	$453	$361	$903	$678

Basic earnings	As Reported	$.32	$.26	$.67	$.50
per common share	Proforma	$.32	$.25	$.64	$.48

Diluted earnings	As Reported	$.31	$.26	$.65	$.49
per common share	Proforma	$.31	$.26	$.62	$.48

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

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share amounts)	2005	2004	2005	2004

Basic EPS Computation:
Numerator – net earnings for the period	$458	362	$947	696
Denominator - weighted average number of common shares outstanding	1,423,151	1,400,370	1,419,770	1,392,107

Basic earnings per common share	$.32	.26	$.67	.50

Diluted EPS Computation:
Numerator-net earnings available to common shareholders	$458	362	$947	696

Denominator:
Weighted average number of common shares outstanding	1,423,151	1,400,370	1,419,770	1,392,107
Dilutive effect of stock options	33,432	30,550	40,596	30,550
	1,456,583	1,430,920	1,460,366	1,422,657

Diluted earnings per common share	$.31	.26	$.65	.49

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

Results of Operations

The Company had net earnings of $458,000 and $947,000 for the three and six months ended June 30, 2005 as compared to $362,000 and $696,000 in earnings for the same period in 2004.  The increase in earnings is the result of continued growth in the assets of the Company.  On a per share basis, the net earnings for the three months ended June 30, 2005, resulted in basic and diluted earnings per common share of $.32 and $.31, respectively, and basic and diluted earnings per common share of $.67 and $.65 for the six months ended June 30, 2005, respectively.  For the three months ended June 30, 2004 the basic and diluted earnings per common share was $.26 and the basic and diluted earnings per common share was $.50 and $.49 for the six months ended June 30, 2004, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Total interest income for the six months ended June 30, 2005 and 2004 was $5,399,000 and $4,144,000, respectively.  Total interest expense for the six months ended June 30, 2005 and 2004 was $1,606,000 and $984,000, respectively.  This resulted in an increase in net interest income of $633,000 or 20.0% during the first six months of 2005 as compared to the comparable period in the prior year.  Total interest income for the three months ended June 30, 2005 and 2004 was $2,843,000 and $2,107,000, respectively.  Total interest expense for the three months ended June 30, 2005 and 2004 was $908,000 and $507,000.  The foregoing resulted in an increase in net interest income of $335,000 or 20.9% during the three months ended June 30, 2005 as compared to the same period in the prior year.  The increase is due primarily to continued growth of the Bank.  Interest rates are expected to increase slightly in 2005.  Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses during the three and six month period ended June 30, 2005 was $75,000 and $135,000, respectively, as compared to $90,000 and $210,000, respectively, for the same periods in 2004.  The provision for loan losses raised the allowance for possible loan losses to $1,616,000 at June 30, 2005, an increase of 6.5% from $1,517,000 at December 31, 2004.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at June 30, 2005 to be adequate.  The allowance for loan losses was 1.15% and 1.17% of loans outstanding at June 30, 2005 and December 31, 2004, respectively.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions, security gains and gains on sale of other real estate.  Non-interest income, excluding security gains and gains on sale of other real estate increased $7,000 or .9% during the six months ended June 30, 2005 as compared to the same period in 2004.  The decrease for the quarter ended June 30, 2005 was $50,000 or 11.9% as compared to the same period in 2004.  There were no security gains for the three months ended June 30, 2005 as compared to $11,000 for the same period in 2004.  Security gains for the six months ended June 30, 2005 were $6,000 as compared to $67,000 for the same period in 2004.  There were gains on sale of other real estate of $6,000 for the six months ended June 30, 2005, versus no gains on sale of other real estate for the same period in 2004.  The increase in non-interest income for the six months ended June 30, 2005 was due primarily to increases in service charges on deposit accounts resulting from the growth of the Company’s loan portfolio and deposit base.  Management projects that other fees and commissions will continue to increase during the remainder of 2005 due to growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, directors fees and expense, printing and supplies, legal and accounting expense, community and donation expense and other operating expenses.  Non-interest expense increased $227,000 or 8.3% during the six months ended June 30, 2005 as compared to the same period in 2004.  The increase for the quarter ended June 30, 2005 was $117,000 or 8.3% as compared to the same period in 2004.  The increases in non-interest expense are attributable primarily to increases in salaries and benefits due to continued growth of the Company.  Other operating expenses for the six months ended June 30, 2005 decreased to $2,971,000 from $485,000 for the first six months of 2004.  These expenses include taxes, supplies, communications and general operating costs.

Financial Condition

Balance Sheet Summary.  The Company’s total assets increased 8.7% to $201,303,000 at June 30, 2005 from $185,124,000 at December 31, 2004.  Loans, net of allowance for possible loan losses, totaled $139,513,000 at June 30, 2005, a 8.7% increase compared to $128,334,000 at December 31, 2004.  Investment securities increased $4,167,000 or 11.1% to $41,747,000 at June 30, 2005.

Total liabilities increased by 9.1% to $184,822,000 for the six months ended June 30, 2005 compared to $169,411,000 at December 31, 2004.  This increase was composed primarily of a $14,844,000 increase in total deposits and an increase of $3,988,000 in advances from the Federal Home Loan Bank during the six months ended June 30, 2005.  Federal funds purchased decreased by $3,154,000 during the six months ended June 30, 2005.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	June 30, 2005	December 31, 2004
	(In Thousands)

Commercial, financial and agricultural	$26,667	$24,481
Installment	5,585	5,307
Real estate - mortgage	81,991	77,646
Real estate - construction	26,886	22,417
Total	$141,129	$129,851

Financial Condition, Continued

Loans are a large component of the Company’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories in the portfolio at June 30, 2005 and December 31, 2004.

As represented in the table, primary loan growth was in real estate mortgage and real estate construction loans.  Management is increasing loans in an orderly fashion to maintain quality.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $27,922,000 and $5,198,000, respectively at June 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Financial Condition, Continued

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At June 30, 2005 and December 31, 2004, the Company had $46,000 and $420,000, respectively, of loans on nonaccrual status.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At June 30, 2005 the Company had one loan totaling $248,000.  The terms of which had been modified under a troubled debt restructuring and as of December 31, 2004, the Company had one loan approximating $250,000 that have had the terms modified under a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of June 30, 2005, the Company had impaired loans totaling $2,065,000.  A specific allocation of $217,000 has been established by management related to these loans.  The total amount of interest recognized during the period on impaired loans approximated $68,000 and the average recorded investment for the six months ended June 30, 2005 was $2,490,000.  At December 31, 2004, impaired loans totaled $3,052,000 and had specific allowance for possible loan losses of $196,000 allocated.  The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans.  The total collateral of these loans approximated $2,770,000 at June 30, 2005.

Financial Condition, Continued

The following schedule details selected information as to non-performing loans of the Bank at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Past Due 90 Days	Non-Accrual	Past Due 90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	—	$—	350
Installment loans	—	2	—	25
Commercial	—	44	—	45
	$—	46	$—	420

Renegotiated loans	$—		$—

Securities

Securities totaled $41,747,000 and $37,580,000 at June 30, 2005 and December 31, 2004, respectively, and was a primary component of the Bank’s earning assets.  Restricted equity securities totaled $766,000 and $655,000 at June 30, 2005 and December 31, 2004, respectively.  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

Securities, Continued

The Bank’s classification of securities as of June 30, 2005 and December 31, 2004 is as follows:

	Available-for-Sale
	June 30, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,910	4,857	$4,070	4,001
Mortgage-backed securities	21,553	21,351	18,934	18,744
Obligations of states and political subdivisions	12,453	12,536	12,123	12,104
Domestic corporate bonds	3,025	3,003	2,750	2,731
	$41,941	41,747	$37,877	37,580

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $169,859,000 and $154,975,000 at June 30, 2005 and December 31, 2004, respectively.  The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for the Legends Bank; however, Legends Bank competes with several large bank holding companies that have banking offices in this area.  Even though Legends Bank is in a very competitive market, management currently believes that it is possible to increase Legends Bank’s deposit and asset size.  Management believes that it’s position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability.  However, no assurance of market growth can be given.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling $6.7 million mature or will be subject to rate adjustments within the next twelve months.

The Company has entered into an interest rate swap agreement.  The swap instrument totals $500,000 and has a fixed rate yield of 6.65% through January 28, 2009.  The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points.  As of June 30, 2005, the transaction has resulted in an unrealized loss of approximately $8,000 and positive interest income of $12,000 since inception.

A secondary source of liquidity is the Company’s loan portfolio.  At June 30, 2005, loans of approximately $68.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $26.3 million will become due during the next twelve months.  Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

Liquidity and Asset Management, Continued

The Company has committed to opening an additional branch in the Clarksville, Tennessee area.  The project is contingent upon a due diligence study being performed on the property.  The total estimated cost to open the branch is $1,000,000.

Legends Bank entered into a contract with Bankers Insurance Group to provide commercial insurance for Legends Bank’s commercial customers through an Insurance Manager Program.

Currently, Legends Bank is contracted to handle all the deposits for the City of Clarksville.  This agreement will expire February, 2006, and if not renewed, could negatively impact anticipated deposit growth.

At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way other than the branch opening previously discussed.

Capital Position

At June 30, 2005, total stockholders’ equity was $16,481,000 or 8.2% of total assets, which compares with $15,713,000 or 8.5% of total assets at December 31, 2004.  The dollar increase in stockholders’ equity during the six months ended June 30, 2005 results from the Company’s income of $947,000, proceeds from issuance of stock pursuant to the Company’s stock option plan totaling $185,000 and an unrealized gain on available-for-sale securities of $63,000 which was offset by a dividend paid of $427,000.

Legends Bank principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Legends Bank.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Legends Bank has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines require Legends Bank to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At June 30, 2005, Legends Bank’s total risk-based capital ratio was 11.8% and its Tier I risk-based capital ratio was 10.7%.  At December 31, 2004, Legends Bank’s total risk-based capital ratio was 12.1% and its Tier I risk-based capital ratio was 11.0%.  The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for Legends Bank is 4%.  At June 30, 2005, Legends Bank had a leverage ratio of 8.4% compared to 8.7% at December 31, 2004.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.  It is management’s objective to leverage Legends Bank to approximately an 8% capital ratio.

Capital Position, Continued

There is no established trading market for the Company’s stock.  From time to time the Company may acquire shares of its stock to provide some liquidity in the shares.  During the quarter ended June 30, 2005, the Company did not issue or redeem any shares of its voting common stock.  No shares of the Company’s voting common stock were redeemed for the year ending December 31, 2004.  During the three months ended June 30, 2005, the Company did not issue any shares in connection with its stock option plan.  Privately negotiated trades may not be reliable indicators of value.

On January 18, 2005, the Board of Directors recommended a dividend be declared at the Annual Shareholders meeting on April 20, 2004.  The recommendation was to set the dividend rate for 2005 at 30.0% of 2004 earnings.  On April 29, 2005, the dividends were paid in the amount of $427,000.

Off Balance Sheet Arrangements

At March 31, 2005 the Company had unfunded loan commitments outstanding of $33.0 million and outstanding standby letters of credit of $0.8 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, the Company could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.           Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended June 30, 2005.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

(a)           Not Applicable.

(b)           Not Applicable.

(c)           No repurchase for our securities were made during the quarter ended June 30, 2005.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual meeting of the Company’s stockholders was held April 19, 2005.

(b)           The following members of the board of directors were each reelected as Class III directors to serve for additional three year terms or until their respective successors are duly elected and qualified.

Billy Atkins

Thomas Bates

Dick Littleton

Pravin Patel

The term of office for the following members of the board of directors continued after the meeting:  Mark Barnett, Dwight Dickson, Ronald Goad, Jimmy Terry, Sr.(Class II); and James D. Amos, David Nussbaumer, Gene Washer, Doug Weiland (Class I).

(c)           (1)           The following directors were elected by the following tabulation:

	Number of Shares Voting	For	Against	Abstain	Broker Non- Votes

Billy Atkins	807,182	798,962	3,900	4,320	—
Thomas Bates	807,182	794,717	5,280	7,185	—
Dick Littleton	807,182	796,682	6,180	4,320	—
Pravin Patel	807,182	792,662	6,735	7,785	—

(2)           The ratification of the appointment of Maggart & Associates, P.C. as independent auditors for the Company for the fiscal year 2005 was as follows:

Number of Shares Voting	For	Against	Abstain	Broker Non- Votes

807,182	790,277	1,920	14,985	—

(d)           Not Applicable.

Item 5.   OTHER INFORMATION

(a)           None.

(b)           Not Applicable.

Item 6.   EXHIBITS

Rule 13a-14(a) Certifications.

Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Bank caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	August 8, 2005	/s/ Billy Atkins
Billy Atkins, President and
Chief Executive Officer

DATE:	August 8, 2005	/s/ Thomas Bates
Thomas Bates, Executive Vice President and
Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED JUNE 30, 2004

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibits 31.1 and 31.2	Rule 13a-14(a) Certifications.

Exhibits 32.1 and 32.2	1350 Certifications.