Form 10QSB
period 2005-09-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2005-11-14
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Common stock, $1.00 par value, outstanding: 1,424,199 shares at November 14, 2005

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2005 and December 31 2004

(Unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands)
Assets

Loans, less allowance for possible loan losses of $1,640,000 and $1,517,000, respectively	$143,225	$128,334
Securities available-for-sale, at market (amortized cost of $44,512,000 and $37,877,000, respectively)	44,157	37,580
Restricted equity securities	772	655
Total earning assets	188,154	166,569

Cash and due from banks	11,686	11,052
Bank premises and equipment, net	6,139	5,717
Accrued interest receivable	919	765
Other real estate owned	661	281
Other assets	306	325
Deferred tax asset, net	347	262
Goodwill	153	153

Total assets	$208,365	$185,124

Liabilities and Stockholders’ Equity

Deposits	$175,110	$154,975
Securities sold under repurchase agreements	2,037	636
Federal funds purchased	1,399	3,804
Advances from Federal Home Loan Bank	11,836	8,919
Accrued interest payable	535	282
Income taxes payable	40	388
Accounts payable and other liabilities	494	407
Total liabilities	191,451	169,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,423,651 and 1,408,497 shares issued and outstanding, respectively	1,424	1,408
Additional paid-in capital	12,673	12,495
Retained earnings	3,036	1,993
Net unrealized losses on available-for-sale securities, net of income taxes of $136,000 and $114,000, respectively	(219)	(183)
Total stockholders’ equity	16,914	15,713

Total liabilities and stockholders’ equity	$208,365	$185,124

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,499	$1,897	$7,092	$5,403
Interest and dividends on taxable securities	271	244	828	712
Interest on non-taxable securities	130	103	355	257
Interest and dividends on restricted equity securities	8	5	22	14
Interest on Federal funds sold	9	6	19	13
Total interest income	2,917	2,255	8,316	6,399
Interest expense:
Interest on negotiable order of withdrawal accounts	223	88	490	267
Interest on money market and savings accounts	189	80	444	197
Interest on certificates of deposit over $100,000	374	228	974	636
Interest on certificates of deposit - other	191	115	501	329
Interest on Federal funds purchased	4	2	20	9
Interest on advances from Federal Home Loan Bank	88	43	232	102
Interest on securities sold under repurchase agreements	8	2	22	2
Total interest expense	1,077	558	2,683	1,542

Net interest income before provision for possible loan losses	1,840	1,697	5,633	4,857
Provision for possible loan losses	25	110	160	320
Net interest income after provision for possible loan losses	1,815	1,587	5,473	4,537

Non-interest income:
Service charges on deposit accounts	202	172	569	490
Other fees and commissions	248	198	631	623
Gain on sale of securities	—	—	—	67
Gain on sale of other real estate, net	—	—	6	—
Gain on sales of loans	135	—	135	—
Total non-interest income	585	370	1,341	1,180

Non-interest expenses:
Employee salaries and benefits	825	723	2,381	2,093
Occupancy expenses, net	115	99	336	299
Furniture and equipment expense	123	118	360	350
Data processing expense	115	104	344	302
Advertising expense	33	49	87	136
Director fees and expenses	35	35	115	104
Public relationships and donations	41	32	105	89
Printing and supplies	52	30	146	96
Legal and accounting fees	49	30	149	93
Freight and postage	28	21	75	62
Loss on sale of fixed assets	6	—	6	—
Other operating expenses	179	160	468	521
Loss on sale of other real estate	—	5	—	5
Loss on sale of securities	10	—	4	—
Total non-interest expenses	1,611	1,406	4,576	4,150

Earnings before income taxes	789	551	2,238	1,567
Income taxes	266	129	768	449
Net earnings	$523	$422	$1,470	$1,118

Basic earnings per common share	$.37	$.30	$1.03	$.80

Diluted earnings per common share	$.36	$.29	$1.00	$.78

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

Net earnings	$523	$422	$1,470	$1,118

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $65,000, $326,000, $23,000 and $91,000, respectively	(106)	526	(39)	146
Less: reclassification adjustment for (gains) losses included in earnings, net of taxes of $4,000, $0, $1,000 and $26,000, respectively	7	—	3	(41)
Other comprehensive earnings	(99)	526	(36)	105

Comprehensive earnings	$424	$948	$1,434	$1,223

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$8,315	$6,444
Fees received	1,338	1,127
Interest paid	(2,430)	(1,630)
Cash paid to suppliers and employees	(4,207)	(3,630)
Proceeds from sale of loans	—	1,207
Originations of loans held for sale	—	(933)
Taxes paid	(1,116)	(153)
Net cash provided by operating activities	1,900	2,432

Cash flows from investing activities:
Purchase of available-for-sale securities	(14,522)	(13,957)
Proceeds from maturities/calls and principal payments of available-for-sale securities	760	4,051
Loans made to customers, net of repayments	(15,634)	(19,253)
Purchase of bank premises and equipment	(772)	(599)
Proceeds from sales of available-for-sale securities	1,959	4,224
Disposal of bank premises and equipment	—	16
Purchase of restricted equity securities	(96)	(170)
Proceeds from sale of other real estate	195	—
Proceeds from sale of fixed assets	34	—
Proceeds of other assets	5	—
Paydown of available-for-sale securities	4,990	—
Net cash used in investing activities	(23,081)	(25,688)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	7,281	2,798
Net increase in time deposits	12,854	13,580
Increase in Federal funds purchased	(2,405)	4,253
Proceeds from sale of common stock issued pursuant to stock option plan	194	205
Dividends paid	(427)	(280)
Proceeds from Federal Home Loan Bank borrowings	2,917	7,934
Decrease in repurchase agreements, net	1,401	(346)
Net cash provided by financing activities	21,815	28,144

Net increase in cash and cash equivalents	634	4,888

Cash and cash equivalents at beginning of period	11,052	6,596

Cash and cash equivalents at end of period	$11,686	$11,484

See accompanying notes to consolidated financial statements (unaudited).

	2005	2004
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,470	$1,118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	310	462
Amortization and accretion	174	—
FHLB dividend reinvestment	(22)	—
Gains on sale of other real estate	(6)	—
Security losses (gains) related to available-for-sale securities	4	(67)
Loss on sale of premises and equipment	6	—
Provision for possible loan losses	160	320
Increase in accrued interest receivable	(154)	(96)
Increase in other assets	(34)	(88)
Increase (decrease) in accrued interest payable	253	(88)
Increase in other liabilities	87	301
Decrease in loans held for sale	—	274
Increase (decrease) in income taxes payable	(348)	296
Total adjustments	430	1,314

Net cash provided by operating activities	$1,900	$2,432

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on securities available-for-sale, net of taxes of $22,000 and $65,000, respectively	$(36)	$105

Non-cash transfers from loans to other real estate	$569	$420

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial” or “the Company”), Legends Bank (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank.  On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial.  Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  The transaction has been treated as a reorganization for accounting purposes.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Legends Financial as of September 30, 2005 and December 31, 2004, the results of operations for the three months and nine months ended September 30, 2005 and 2004, comprehensive earnings for the three months and nine months ended September 30, 2005 and 2004, and changes in cash flows for the nine months ended September 30, 2005 and 2004.  All significant intercompany transactions have been eliminated.  The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2004 financial statements presented in Legends Financial’s December 31, 2004 Annual Report to Stockholders.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)

Balance, January 1, 2005 and 2004, respectively	$1,517	$1,225
Add (deduct):
Losses charged to allowance	(42)	(87)
Recoveries credited to allowance	5	6
Provision for loan losses	160	320
Balance, September 30, 2005 and 2004, respectively	$1,640	$1,464

Allowance for Loan Losses, Continued

The provision for loan losses was $160,000 and $320,000 for the first nine months of 2005 and 2004, respectively.  The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses.  Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay.  Management has in place a system designed to identify and monitor problems on a timely basis.

The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio.  A formal review is prepared on a monthly basis by management to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses.  The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information.  The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment.  The review is presented to and subsequently approved by Legends Financial Board of Directors on a quarterly basis.

Acquisition

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area.  The acquisition was accounted for as a purchase.  Goodwill arising from this transaction will be evaluated on an annual basis.

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”).  The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.  At September 30, 2005, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 59,968 shares have been exercised).  At September 30, 2005, 48,032 shares have been granted and not exercised and all of these shares are exercisable as of September 30, 2005.

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

Stock Option Arrangement, Continued

In April of 2001, the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.  At September 30, 2005, 174,020 shares of the options had been granted at $18.75 per share and 40,500 shares of the options had been granted at $17.00 per share (6,840 shares have been forfeited and reallocated to plan participants and 7,700 shares have been exercised).  At September 30, 2005, 206,820 shares had been granted and not exercised, and all of which were exercisable.

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

		In Thousands, Except Per Share Amounts
		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004

Net earnings	As Reported	$523	$422	$1,470	$1,118
	Proforma	$520	$416	$1,423	$1,094

Basic earnings	As Reported	$.37	$.30	$1.03	$.80
per common share	Proforma	$.37	$.30	$1.00	$.78

Diluted earnings	As Reported	$.36	$.29	$1.00	$.78
per common share	Proforma	$.35	$.29	$.97	$.77

Stock Option Arrangement, Continued

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

Earnings Per Share, Contiued

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share amounts)	2005	2004	2005	2004

Basic EPS Computation:
Numerator – net earnings available to common shareholders	$523	$422	$1,470	$1,118
Denominator - weighted average number of common shares outstanding	1,423,477	1,406,397	1,420,729	1,396,909

Basic earnings per common share	$0.37	$.30	$1.03	$.80

Diluted EPS Computation:
Numerator - net earnings available to common shareholders	$523	$422	$1,470	$1,118

Denominator:
Weighted average number of common shares outstanding	1,423,477	1,406,397	1,420,729	1,396,909
Dilutive effect of stock options	41,790	31,291	46,331	31,291
	1,465,267	1,437,688	1,467,060	1,428,200

Diluted earnings per common share	$0.36	$.29	$1.00	$.78

Item 2.          Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the financial statements.  Reference should also be made to the Company’s December 31, 2004 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.  These financial statements are available at www.sec.gov.

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

Results of Operations

The Company had net earnings of $1,470,000 for the nine months ended September 30, 2005 as compared to a $1,118,000 net earnings for the same period in 2004.  The increase in earnings is the result of continued growth in the assets of the Company.  On a per share basis, the Company achieved basic earnings of $1.03 and $.80 per common share and diluted earnings per common share of $1.00 and $.78 for the nine months ended September 30, 2005 and 2004, respectively.  For the three months ended September 30, 2005 and 2004 the basic earnings per share were $0.37 and $.30, respectively, and the diluted earnings per share were $0.36 and $.29, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Total interest income for the nine months ended September 30, 2005 and 2004 was $8,316,000 and $6,399,000, respectively.  Total interest expense for the nine months ended September 30, 2005 and 2004 was $2,683,000 and $1,542,000, respectively.  This resulted in an increase in net interest income of $776,000 or 16.0% during the first nine months of 2005 as compared to the comparable period in the prior year.  Total interest income for the three months ended September 30, 2005 and 2004 was $2,917,000 and $2,255,000, respectively.  Total interest expense for the three months ended September 30, 2005 and 2004 was $1,077,000 and $558,000.  The foregoing resulted in an increase in net interest income of $143,000 or 8.4% during the three months ended September 30, 2005 as compared to the same period in the prior year.  The increase is due primarily to continued growth of the Bank.  Interest rates are expected to increase slightly in 2005.  Management believes that a satisfactory level of loans and deposit can be originated or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses during the nine month period ended September 30, 2005 was $160,000 as compared to $320,000 for the same period in 2004.  The provision for loan losses raised the allowance for possible loan losses to $1,640,000 at September 30, 2005, an increase of 8.1% from $1,517,000 at December 31, 2004.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at September 30, 2005 to be adequate.  The allowance for loan losses was 1.13% and 1.17% of loans outstanding at September 30, 2005 and December 31, 2004.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions, gains on sale of loans and gains on sale of other real estate.  Non-interest income, excluding gains on sale of loans and gains on sale of other real estate increased $87,000 or 7.8% during the nine months ended September 30, 2005 as compared to the same period in 2004.  The increase for the quarter ended September 30, 2005 was $80,000 or 21.6% as compared to the same period in 2004.  There were no security gains for the three months ended September 30, 2005 or 2004.  There were no security gains for the nine months ended September 30, 2005 as compared to $67,000 for the same period in 2004.  Gains on sale of other real estate were $6,000 for the nine months ended September 30, 2005, versus no gains on sale of other real estate for the same period in 2004.  Gains on sale of loans were $135,000 for the nine months ended September 30, 2005 as compared to no gains on sale of loans for the same period in 2004.  The increase in non-interest income for the nine months ended June 30, 2005 was due primarily to increases in service charges on deposit accounts resulting from the growth of the Company’s loan portfolio and deposit base.  Management projects that other fees and commissions will continue to increase during the remainder of 2005 due to growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, directors fees and expenses, public relations and donations, printing and supplies, legal and accounting, freight and postage, loss on sale of fixed assets and other operating expenses.  Non-interest expense, excluding securities transactions, increased $422,000 or 10.2% during the nine months ended September 30, 2005 as compared to the same period in 2004.  The increase for the quarter ended September 30, 2005 was $195,000 or 13.9% as compared to the same period in 2004.  The increases in non-interest expense are attributable primarily to increases in salaries and benefits due to the continued growth of the Company.  Other operating expenses for the nine months ended September 30, 2005 decreased to $468,000 from $521,000 for the first nine months of 2004.  These expenses include taxes and general operating costs which support the continued growth of the Company.

Financial Condition

Balance Sheet Summary.  The Company’s total assets increased 12.6% to $208,365,000 at September 30, 2005 from $185,124,000 at December 31, 2004.  Loans, net of allowance for possible loan losses, totaled $143,225,000 at September 30, 2005, a 11.6% or $14,891,000 increase compared to $128,334,000 at December 31, 2004.  Investment securities increased $6,577,000 or 17.5% to $44,157,000 at September 30, 2005.

Total liabilities increased by 13.0% to $191,451,000 for the nine months ended September 30, 2005 compared to $169,411,000 at December 31, 2004.  This increase was composed primarily of a $20,135,000 increase in total deposits during the nine months ended September 30, 2005 and a $2,917,000 increase in advances from Federal Home Loan Bank during the nine months ended September 30, 2005.  Federal funds purchased decreased by $2,405,000 during the nine months ended September 30, 2005.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	September 30,	December 31,
	2005	2004
	(In Thousands)

Commercial, financial and agricultural	$24,723	$24,481
Installment	5,872	5,307
Real estate - mortgage	85,126	77,646
Real estate - construction	29,144	22,417
Total	$144,865	$129,851

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Loans are a large component of the Bank’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories in the portfolio at September 30, 2005 and December 31, 2004.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $28,954,000, and $5,496,000, respectively at September 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Item 2.          Management’s Discussion and Analysis or Plan of Operation, Continued

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At September 30, 2005 impaired loans which had been placed on non-accrual status totaled $1,021,000.  There were $420,000 of non-accrual loans outstanding at December 31, 2004.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At September 30, 2005 and 2004, the Company had no loans that had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of September 30, 2005, the Company had impaired loans totaling $2,107,000.  A specific allocation of $220,000 has been established by management related to these loans.  The total amount of interest recognized during the period on impaired loans approximated $104,000 and the average recorded investment for the nine months ended September 30, 2005 was $2,224,000.  At December 31, 2004, impaired loans totaled $3,052,000 and had specific allowance for possible loan losses of $196,000 allocated.  The impaired loans are generally commercial loans and have been classified as substandard and special mention by management’s internal grading system.  The total collateral of these loans as of September 30, 2005 approximates $2,713,000.

The following schedule details selected information as to non-performing loans of the Company at September 30, 2005:

	September 30, 2005		December 31, 2004
	Past Due 90 Days	Non-Accrual	Past Due 90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	$976	$—	$350
Installment loans	—	1	—	25
Commercial	—	44	—	45
	$—	$1,021	$—	$420

Renegotiated loans	$—		$—

Securities

Securities totaled $44,157,000 and $37,580,000 at September 30, 2005 and December 31, 2004, respectively, and was a primary component of the Bank’s earning assets.  Restricted equity securities totaled $772,000 and $655,000 at September 30, 2005 and December 31, 2004, respectively.  The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

The Bank’s classification of securities as of September 30, 2005 and December 31, 2004 is as follows:

	Available-for-Sale
	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,441	$4,375	$4,070	$4,001
Mortgage-backed securities	20,778	20,496	18,934	18,744
Obligations of states and political subdivisions	16,270	16,294	12,123	12,104
Domestic corporate bonds	3,023	2,992	2,750	2,731
	$44,512	$44,157	$37,877	$37,580

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for the Bank, totaled $175,110,000 and $154,975,000 at September 30, 2005 and December 31, 2004, respectively.  The Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling approximately $5.3 million mature or will be subject to rate adjustments within the next twelve months.

Liquidity and Asset Management, Continued

The Company has entered into an interest rate swap agreement.  The swap instrument’s notional value is $500,000 and the Company receives a fixed rate of 6.65% through January 28, 2009.  The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points.  As of September 30, 2005, the transaction has resulted in an unrealized loss of approximately $14,000.

A secondary source of liquidity is the Company’s loan portfolio.  At September 30, 2005, loans of approximately $73.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $33.0 million will become due during the next twelve months.  Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

The Company has committed to an administration building in the Clarksville, Tennessee area expected to be completed in 2006.  The total estimated cost has not yet been determined.

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

Capital Position and Dividends

At September 30, 2005, total stockholders’ equity was $16,914,000 or 8.1% of total assets, which compares with $15,713,000 or 8.5% of total assets at December 31, 2004.  The dollar increase in stockholders’ equity during the nine months ended September 30, 2005 results from the Bank’s earnings of $1,470,000, a $36,000 unrealized loss on available-for-sale securities, proceeds from issuance of stock pursuant to the Company’s stock option plan totaling $194,000 which was offset by a dividend paid of $427,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on  regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At September 30, 2005, the Company’s total risk-based capital ratio was 11.4% and its Tier I risk-based capital ratio was 10.4%.  At December 31, 2004, the Company’s total risk-based capital ratio was 12.1% and its Tier I risk-based capital ratio was 11.0%.  The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%.  At September 30, 2005, the Company had a leverage ratio of 8.5% compared to 8.7% at December 31, 2004.  It is management’s objective to leverage the Company to approximately a 8% capital ratio.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

Capital Position and Dividends, Continued

There is no established trading market for the Company’s stock.  From time to time the Company may acquire shares of its stock to provide some liquidity in the shares.  During the quarter ended September 30, 2005, the Company did not redeem or issue any shares of its voting common stock.  No shares of the Company’s common voting stock were redeemed for the year ending December 31, 2004.  During the three months ended September 30, 2005, the Company issued 500 shares in connection with its stock option plan.  Privately negotiated trades may not be reliable indicators of value.

On January 18, 2005, the Board of Directors recommended a dividends be declared at the Annual Shareholders meeting in April, 2005.  The recommendation was to set the dividend rate for 2005 at 30.0% of 2004 earnings.  On April 29, 2005, the dividends were paid in the amount of $427,000.

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

Off Balance Sheet Arrangements

At September 30, 2005 the Company had unfunded loan commitments outstanding of $29.6 million and outstanding standby letters of credit of $1,999,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Primarily the commitments that are regularly funded relate to construction projects and generally are funded over a period of time.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, the Company could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended September 30, 2005.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Options Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

8/1/05	500	$17.00

The aggregate proceeds of the shares sold were $8,500.

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

(b)                                 Not Applicable.

(c)                                  No repurchase of Company securities were made during the quarter ended September 30, 2005.  The only restrictions on working capital and/or dividends are those reported in Part 1 of this Quarterly Report on
Form 10-QSB.

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

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	November 11, 2005	/s/	Billy Atkins
Billy Atkins, President and
Chief Executive Officer

DATE:	November 11, 2005	/s/	Thomas Bates
Thomas Bates, Executive Vice President and
Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2005

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibits 31.1 and 31.2	Rule 13a-14(a) Certifications

Exhibits 32.1 and 32.2	1350 Certifications