Form 10KSB
period 2005-12-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2006-03-31
CIK 1173991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

YES  ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $13,478,000.

The aggregate market value of the issuer’s voting common stock held by non-affiliates, computed by reference to the price at which the stock was sold as of March 1, 2006, is $27,009,038 for 1,174,306 shares at an estimated $23.00 per share.

As of March 1, 2006, 1,469,619 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-KSB.

CROSS REFERENCE INDEX
TO
FORM 10-KSB

Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	*
ITEM 2.	DESCRIPTION OF PROPERTY	*
ITEM 3.	LEGAL PROCEEDINGS	*
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	*
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	*
ITEM 7.	FINANCIAL STATEMENTS	*
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	None
ITEM 8A.	CONTROLS AND PROCEDURES	*
ITEM 8B.	OTHER INFORMATION	None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	**
ITEM 10.	EXECUTIVE COMPENSATION	**
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	**
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	**
ITEM 13.	EXHIBITS	*
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	**

- - - - - - - - - - - - - - - - - - - - -

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from Legends Financial’s proxy statement to be filed with the SEC in connection with its annual meeting.

** The material required by Items 9 through 12 and 14 is incorporated by reference from Legends Financial Holdings’ proxy statement pursuant to Instruction E(3) of Form 10-KSB to be filed with the SEC in connection with its annual meeting.

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

Employees

As of December 31, 2005, Legends Bank had 65 full-time equivalent employees, of which 27 were Bank officers, and eight people employed on a part-time basis. Legends Bank’s employees are not represented by any union or other collective bargaining agreement and Legends Bank believes its employee relations are satisfactory.

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

Loan Portfolio

Legends Bank had a total of $153.0 million in loans at December 31, 2005.  As the loan portfolio is concentrated in Montgomery County, there is a risk that the ability of borrowers to repay the loans could be affected by changes in local economic conditions.  The loan portfolio consists primarily of real estate, commercial and installment loans.  Commercial loans consist of real estate loans, term loans, or lines of credit.  Maturity of term loans is normally limited to three to five years.  Conventional real estate loans may be made up to 89% of the appraised value or purchase cost of the real estate, with maturities generally 5 years or less and amortization not to exceed 30 years.  Installment loans are based on the earning capacity and vocational stability of the borrower.

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

Real Estate Loans.  Commercial real estate loans are secured primarily by office, industrial and retail properties located in Clarksville.  Included in this category are loans secured by farmland.  These types of loans amounted to $53.0 million or 35% of the total loan portfolio as of December 31, 2005.  Commercial real estate loans typically may be amortized up to 20 years, but frequently have maturities at five years or less.  Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%.  Commercial real estate loans are generally larger and involve a greater degree of risk than mortgage loans.

Construction/Land development loans total $31.7 million or 21% of the total portfolio on December 31, 2005.  These loans are primarily used to fund residential construction.  Loans typically are set up for one to two years with adjustable rates and are repaid with the sale of collateral.  Construction loans for residential construction are originated with a loan-to-value ratio originally not exceeding 80%, and construction loans for non-residential construction and land development are originated with a loan-to-value ratio generally not exceeding 75%.  The Clarksville area continues to prosper in the residential home market.

Residential real estate loans representing loans secured by 1-4 family and multi-family mortgages.  These loans, as of December 31, 2005, including junior loans and home equity lines, total $33.0 million or 21% of the total loan portfolio.  Single family residence loans are originated for terms up to 30-year amortization.  Advances are typically limited to the lessor of 80% of appraised value or purchase price.  While amortization schedules may be for 30 years, interest rates on real estate loans are generally not set for a period longer than three to five years.  Residential real estate loans are originated with a loan-to-value ratio generally not exceeding 89.9%.

Commercial Business Loans. Commercial business loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment.  At December 31, 2005, commercial loans amounted to $30.1 million or 20% of the total loan portfolio.  Half of the outstanding commercial loans are term loans, and half are commercial lines of credit.

Consumer Loans.  Consumer loans are made to provide a wide range of financial services to customers and to create stronger ties to customers.  Consumer loans are typically five years or shorter and tend to carry higher yields, helping maintain a profitable spread between average loan yields and our cost of funds. Underwriting standards for consumer loans include assessment of the applicant’s repayment ability. Consumer loan repayment are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. As of December 31, 2005, consumer loans amounted to $5.2 million or 3% of the total loan portfolio.

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

The accrual of interest income is discontinued when it is determined that the collection of interest is less probable or the collection of any amount of principal is doubtful.  The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay.  At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability.  If collectability is doubtful, the unpaid interest is charged off.  Thereafter, interest on non-accrual loans is recognized only as received.  Legends Bank had $1,037,000 loans on non-accrual status at December 31, 2005.

At December 31, 2005, there were loans totaling $3,768,000 which were included in Legends Bank’s internal classified loans list.  Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.  The loan classifications do not represent or result from trends or uncertainties which management expects will be materially impacted by economic or other conditions.

At December 31, 2005 there were no loan concentrations that exceeded ten percent of total loans.  Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2005, which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

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

The reserve for loan losses is increased by provisions charged to operating expense.  The reserve is reduced by charging off loans or portions of loans at the time that are deemed by management to be uncollectible and increased when loans previously charged off are recovered.  The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management’s opinion, is adequate to provide for reasonably foreseeable potential loan losses.   Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied.  The reserve for loan losses was $1.758 million at year-end 2005 or 1.2% of loans outstanding, net of unearned income.

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

On December 31, 2005, Legends Bank had a Tier 1 capital ratio of 10.1% a total risk-based capital ratio of 11.2% and a leverage ratio of 8.3%.

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

The payment of dividends by Legends Financial may also be affected or limited by other factors, such as the requirement of Legends Bank to maintain adequate capital above regulatory guidelines.  Legends Financial’s board of directors declared a $0.30 per share dividend on the outstanding shares of its common stock on January 18, 2005 and declared a $0.20 per share dividend on the outstanding shares of its common stock on February 27, 2004.

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

Legends Bank currently operates six full service banking locations at 310 North First Street, 1950 Madison Street, 2250-O Wilma Rudolph Blvd., 140 Dover Crossing Road and 1814 Tiny Town Road in Clarksville, Tennessee and 300 Donelson Parkway in Dover, Tennessee.  Legends Bank leases the property for the offices located on Madison Street and Wilma Rudolph Blvd.  Legends Bank owns its mobile branch.

ITEM 3.  LEGAL PROCEEDINGS

From time to time Legends Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which Legends Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of Legends Financial’s fiscal year ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The common stock of Legends Financial is not traded through an organized exchange nor is there a known active trading market.  At December 31, 2005, the number of shareholders of record was 952 and there was also outstanding options to purchase 247,904 shares of common stock, all of which are currently exercisable.

The following table shows the quarterly range of high and low sale prices for Legends Financial’s stock during the fiscal years 2005, 2004 and 2003.  These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2003:	First Quarter	$17.00	$17.00
	Second Quarter	$17.00	$17.00
	Third Quarter	$17.00	$17.00
	Fourth Quarter	$18.00	$17.00

2004:	First Quarter	$18.00	$18.00
	Second Quarter	$19.00	$18.00
	Third Quarter	$19.00	$19.00
	Fourth Quarter	$20.00	$19.00

2005:	First Quarter	$21.00	$20.00
	Second Quarter	$20.00	$20.00
	Third Quarter	$22.00	$20.00
	Fourth Quarter	$23.00	$22.00

Dividends

The payment of dividends is subject to the discretion of Legends Financial’s board of directors. Legends Financial’s ability to pay dividends is dependent on cash dividends paid to it by Legends Bank.  The ability of Legends Bank to pay dividends to Legends Financial is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS — Payment of Dividends.”  Legends Financial’s board of directors declared a $0.30 per share dividend on the outstanding shares of its common stock on January 18, 2005 and declared a $0.20 per share dividend on the outstanding shares of its common stock on February 27, 2004.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the 1998 Arrangement and the 2001 Plan, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2005:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

1998 Arrangement	46,084	$8.33	-0-

2001 Plan	201,820	$18.42	4,978

Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	247,904	$16.54	4,978

Recent Sales of Unregistered Securities

From January 1, 2003 through December 31, 2005, Legends Financial has not sold any securities without registration under the Securities Act of 1933, except for:

•                  On December 29, 2005, Director Bob Patel exercised the option to purchase 1,000 shares of common stock at an exercise price of $17.00 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On December 27, 2005, Employee Kellie McCullough exercised the option to purchase 500 shares of common stock at an exercise price of $17.00 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On December 20, 2005, Director Billy Atkins exercised the option to purchase 1,400 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On November 2, 2005, Director Mark R. Barnett exercised the option to purchase 548 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On August 1, 2005, Employee John W. Wallace exercised the option to purchase 500 shares of common stock at an exercise price of $17.00 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On February 24, 2005, Director Billy Atkins exercised the option to purchase 1,000 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On February 23, 2005, Director Thomas Bates, Jr. exercised the option to purchase 6,000 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On February 14, 2005, Director Billy Atkins exercised the option to purchase 1,549 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On January 27, 2005, Director Ronnie Goad exercised the option to purchase 6,000 shares of common stock at an exercise price of $18.75 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

•                  On January 12, 2005, Employee Jeanette Kramer exercised the option to purchase 105 shares of common stock at an exercise price of $8.33 per share.  The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

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

Purchases of Equity Securities by Legends Financial

Legends Financial did not make any purchases of its common stock during the fourth quarter of 2005.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Proposed Common Stock Share Reclassification

On December 20, 2005, the Company’s Board of Directors voted to reclassify common stock to reduce the number of record holders of common stock below 300 for the purpose of going private.

To facilitate this transaction a proposal to amend the Company charter and to reclassify common stock will be presented to Company shareholders for a vote.  Under the proposal, shares of existing common stock held by shareholders who own between 500 and 1,500 shares will be reclassified into shares of Class A common stock.  Shares of existing common stock held by shareholders who own less than 500 shares will be reclassified into shares of Class B common stock.  The reclassifications will be made on the basis of one share of Class A or Class B common stock for each share of common stock held.  The proposal is subject to shareholder and regulatory approval.

The primary effect of this transaction will be to reduce the Company’s total number of record holders of common stock to below 300.  As a result, the registration of the Company’s common stock under federal securities laws will be terminated and Legends Financial will no longer be considered a “public” company.

The Company is proposing the amendments to its charter because its Board of Directors has concluded, after careful consideration, that the costs and other disadvantages associated with being an SEC-reporting company outweigh any of the advantages.  The reasons for reaching this conclusion are based on:

•                  the administrative burden and expense of making periodic filings with the SEC;

•                  the fact that operating as a non-SEC reporting company will reduce the burden on management and employees which arises from increasingly stringent SEC reporting requirements, thus allowing management to focus more of its attention on customers and the community in which the Company operate;

•                  the fact that management will have increased flexibility to consider and initiate actions that may produce long-term benefits and growth;

•                  the low trading volume of the Company’s common stock and the resulting lack of an active market for the Company’s shareholders;

•                  the fact that a going-private transaction could be structured in a manner that all shareholders would still retain an equity interest in the Company, and would not be forced out by means of a cash reverse stock split or other transaction;

•                  the estimated expense of a going private transaction; and

•                  the fact that the reclassification transaction allows the Company to discontinue reporting obligations with the SEC, while still allowing those shareholders receiving shares of Class A and Class B common stock to retain an equity interest in Legends Financial at the same value per share as holders of common stock in the event of any sale of Legends Financial.

General

Legends Financial Holdings, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  Management believes that the holding company structure provides greater flexibility in the expansion of the Company’s present business and will allow the Company to be more responsive to its customers broadening and changing financial needs.

Legends Bank is a state chartered bank which began operations on November 12, 1998.  The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, individual retirement accounts and loans for consumer, commercial and real estate purposes and investment products through its wholly-owned subsidiary, Legends Financial Services, Inc.  The area served by the Company is Montgomery County, Tennessee and surrounding counties of Middle Tennessee.  Services are provided at the main office, four branches in Clarksville, Tennessee and a branch in Dover, Tennessee.  The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks.  The Company’s management believes that its market area offers an environment for continued growth and  the Company’s  target market  is local consumers, professionals and small businesses.

The following discussion and analysis is designed to assist readers in their analysis of the Company’s financial statements and should be read in conjunction with such consolidated financial statements.

Financial Condition

Balance Sheet Summary:  The Company’s total assets were $229,761,000 and $185,124,000 at December 31, 2005 and 2004, respectively, an increase of 24.1%.  Loans, net of allowance for possible loan losses, totaled $151,225,000 and $128,334,000 at December 31, 2005 and 2004, respectively, an increase of 17.8% and investment securities totaled $46,623,000 and $37,580,000, respectively, an increase of 24.1%.  The increase in loans and securities was primarily funded by an increase in deposits.  There was $11,616,000 outstanding Federal funds sold as of December 31, 2005 and no outstanding Federal funds sold balance as of December 31, 2004.

Total liabilities were $212,411,000 and $169,411,000 at December 31, 2005 and 2004, respectively, an increase of 25.4%.  Stockholders’ equity was $17,350,000 and $15,713,000 at December 31, 2005 and 2004, respectively, an increase of 10.4%.  The increase in liabilities was primarily funded by an increase in deposits of $44,703,000 or 28.8% from December 31, 2004 to December 31, 2005, an increase in advances from the Federal Home Loan Bank of $876,000 or 9.8% for the same period and an increase in securities sold under repurchase agreements of $1,343,000.  A more detailed discussion of assets, liabilities and capital follows.

Loans

Loan categories are as follows:

	December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(In Thousands)		(In Thousands)

Commercial, financial and agricultural	$30,059	19.7%	$24,481	18.8%
Installment	5,204	3.4	5,307	4.1
Real estate – mortgage	85,999	56.2	77,646	59.8
Real estate – construction	31,721	20.7	22,417	17.3
Total	$152,983	100.0%	$129,851	100.0%

Loans are a large component of the Company’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories: commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction. The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2005 and 2004.

As represented in the table, primary loan growth was in real estate mortgage, construction and commercial loans. Management is increasing loans in an orderly fashion to maintain quality.

Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business.  Under the regulatory definition, at December 31, 2005 and 2004, the Company had no highly leveraged transactions, and there were no foreign loans outstanding.

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

The Company’s first mortgage single family residential and installment loans, which total approximately $28,831,000 and $25,322,000 and $5,224,000 and $4,895,000, respectively at December 31, 2005 and 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At December 31, 2005 and 2004 Legends Bank had $1,037,000 and $420,000, respectively, of loans on nonaccrual status.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At December 31, 2005 and 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of December 31, 2005 the Company had impaired loans totaling $2,010,000.  As of December 31, 2004 the Company had impaired loans totaling $3,052,000.  A specific reserve of $225,000 and $196,000 has been established by management related to these loans for December 31, 2005 and 2004, respectively.  The total amount of interest recognized on impaired loans was $167,000 in 2005.  The total amount of interest recognized during 2004 on impaired loans was $195,000.  The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system.  The total value of the collateral securing these loans is approximately $2,628,000 and $3,853,000 for December 31, 2005 and December 31, 2004, respectively.

Non-performing loans, which include non-accrual loans and loans 90 days past due, at December 31, 2005, totaled $1,037,000.  There were $420,000 of non-performing loans at December 31, 2004.

The following schedule details selected information as to non-performing loans of Legends Bank at December 31, 2005 and 2004:

	2005		2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	$994	$—	$350
Consumer loans	—	2	—	25
Commercial	—	41	—	45
	$—	$1,037	$—	$420

Renegotiated loans	$—		$—

The allowance for possible loan losses is discussed under “Provision for Possible Loan Losses” below.  The Company maintains its allowance for possible loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio.  Management has in place a system of quality controls to identify and monitor problem loans.  Management believes the allowance for possible loan losses at December 31, 2005 to be adequate.

Essentially all of the Company’s loans originate from Montgomery and adjacent Tennessee counties.  The Company seeks to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.

The Company’s management believes there is a significant opportunity to continue to increase the loan portfolio in the Company’s primary market area.  The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending.  The Company seeks to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment.  Management has set a goal for loans to range between 80% and 85% of deposits.

Securities

Securities increased 24.1% from $37,580,000 at December 31, 2004 to $46,623,000 at December 31, 2005 and was a primary component of the Company’s earning assets.  At December 31, 2005, the market value of the Company’s securities portfolio was less than its amortized cost by $712,000 or 1.5%.  At December 31, 2004, the market value of the Company’s securities was less than its amortized cost by $297,000 or 0.8%.  The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2005 was 4.8% as compared to an average yield of 4.50% at December 31, 2004.

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

The Company’s classification of securities as of December 31, 2005 and 2004 is as follows:

	Available-For-Sale
	2005		2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

U.S. Treasury and other U.S. Government agencies and corporations	$4,904	$4,782	$4,070	$4,001
Obligations of states and political subdivisions	16,589	16,554	12,123	12,104
Domestic corporate bonds	2,520	2,490	2,750	2,731
Mortgage-backed securities	23,322	22,797	18,934	18,744
	$47,335	$46,623	$37,877	$37,580

No securities have been classified as trading or held-to-maturity securities.

Deposits

Total deposits, which in the future are expected to be the principal source of funds for the Company, totaled $199,678,000 and $154,975,000 at December 31, 2005 and 2004, respectively, representing an increase of $44,703,000 or 28.8%.  Demand deposits increased 57.2% from $26,965,000 at December 31, 2004 to $42,384,000 at December 31, 2005.  A portion of the increase relates to one customer whose balances increased $14,953,000 from December 31, 2004 to December 31, 2005.  Negotiable order of withdrawal, savings deposits and money market demand accounts increased $15,216,000 or 22.7%.  Certificates of deposit and individual retirement accounts increased $14,068,000 or 23.1%.  The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for the Company; however, the Company competes with several of the larger bank holding companies that have branch offices in this area, and therefore, no assurances of market growth can be given.  Even though the Company is in a very competitive market, management currently believes that it is possible to increase Legends Bank’s deposit and asset size. Management believes that its position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability.

Acquisition

Effective March 24, 2003, the Company acquired certain assets and liabilities of NBC Bank in the Clarksville, Tennessee area. The acquisition was accounted for as a purchase. Goodwill arising from this transaction will be evaluated on an annual basis.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. A company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The Company’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments, investment security maturities and Federal Home Loan Bank advances provide a secondary source. The Company’s loan to deposit ratio was approximately 76.6% and 83.8% at December 31, 2005 and December 31, 2004, respectively.

The Company’s investment portfolio, as represented above, consists of earning assets that provide interest income.

Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Company. These meetings focus on the spread between the subsidiary bank’s cost of funds and interest yields generated primarily through loans and investments.

The Company presently maintains a liability sensitive position over the 2006 year or a negative gap. Liability sensitivity means that more of the Company’ liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

Interest-rate sensitivity gaps:	0-30	31-90	91-180	181-365	One Year and
(In Thousands)	Days	Days	Days	Days	Longer	Total

Interest-earning assets	$77,814	4,510	5,731	14,350	109,598	212,003
Interest-bearing liabilities	90,672	12,658	9,457	29,010	27,271	169,068

Interest rate sensitivity	$(12,858)	(8,148)	(3,726)	(14,660)	82,327	42,935

Cumulative gap	$(12,858)	(21,006)	(24,732)	(39,392)	42,935

Interest rate sensitivity gap as a % of total assets	(5.60)%	(3.55)%	(1.62)%	(6.38)%	35.84%

Cumulative gap as a % of total assets	(5.60)%	(9.15)%	(10.77)%	(17.15)%	18.69%

Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

The Company completed and opened its main office in January of 2000. In addition to the main office, a branch was opened in April, 1999, a second branch was opened in February, 2001, a third branch was opened in April, 2003, a fourth branch was opened in Dover, Tennessee in November, 2003 and a fifth branch was opened in July, 2005. Capital investments can be detrimental to a bank’s earnings thus management evaluates the potential growth and profitability at making such expenditures before proceeding. As previously discussed certain assets and liabilities of an NBC Bank branch were acquired in 2003 but other than the ATM, the branch location, which was inside a grocery store, was not maintained. Other than the items discussed below, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future.

Currently, the Company maintains nearly all deposit accounts for local municipalities and related departments. As of December 31, 2005, such deposits approximated $37,232,000. The loss of these deposits or some portion thereof, could have a negative impact on deposit growth and liquidity.

The Company also maintains a significant deposit relationship with a customer in Clarksville, Montgomery County, Tennessee. As of December 31, 2005, this deposit relationship totaled $16,339,000. Subsequent to December 31, 2005, this deposit relationship has increased significantly by approximately $45 million in part due to the matter discussed below.

In the normal course of business, Legends Bank provides ACH services for its customers. As a result, a certain level of liability is incurred that is mitigated through agreements, activity level limits, financial review of participating parties, and even bank held reserves when determined necessary. One of those customers utilizing ACH services is an online payment processor. Subsequent to year-end, one of the clients of the online payment processor was determined to be operating a ponzi scheme. The ponzi operation grew rapidly and exponentially, dramatically increasing exposure levels for the Bank. After the resulting payments were credited, a large level of ACH returns were initiated, which Legends Bank is required to honor for a period of 60 days from the initial transaction. Through March 24, 2006, Legends Bank has honored $15.5 million of returns, in accordance with the ACH agreement signed with Legends’ customer. Legends Bank continues to hold sufficient funds of its customer as of March 24, 2006 to cover any remaining liability from ACH return activity. Legends Bank instituted policy and procedure allowed the exposure to be effectively managed. By virtue of honoring its ACH returns and preventing returns from other processors, Legends Bank may have some potential future liability to those parties. However, it is the opinion of both management and legal counsel that any further liabilities arising from the aforementioned information are currently unknown and indeterminable from existing facts.

The Company has committed to the construction of a facility in Clarksville Montgomery County, Tennessee during 2006 at an estimated cost of $2,000,000. The facility will accommodate the Company’s mortgage department, administrative offices and the relocation of an existing branch.

Capital Position and Dividends

At December 31, 2005 and 2004, total stockholders’ equity was $17,350,000 and $15,713,000 or 7.6% and 8.5% of total assets. The increase in stockholders’ equity results from net earnings of $2,085,000, and proceeds from sales of common stock totaling $235,000 issued in connection with the Company’s stock option plan which were offset by an increase in unrealized losses of $256,000, and a dividend paid of $427,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements,  assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At December 31, 2005 and 2004, the Company’s total risk-based capital ratio was 11.2% and 12.1%, respectively, and its Tier I risk-based capital ratio was 10.1% and 11.0%, respectively. At December 31, 2005 and 2004, the Company had a leverage ratio of 8.3% and 8.7%, respectively.

It is management’s objective to leverage the Company to approximately a 7.5% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the year ended December 31, 2005 and 2004, the Company did not redeem any shares of its voting common stock and issued 18,602 (10,602 at $8.33 per share, 2,000 at $17.00 per share and 6,000 at $18.75 per share) and 26,748 (25,548 at $8.33 per share and 1,200 at $18.75 per share) shares, respectively, in conjunction with its stock option plan. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

On January 18, 2005, the Company’s Board of Directors recommended a dividend be declared at the annual shareholders meeting on April 19, 2005. The recommendation was to set the dividend rate for 2005 at 23% of 2004 earnings. On April 29, 2005, the dividends were paid in the amount of $427,000 or $.30 per share of voting common stock. On February 17, 2004, the Company’s Board of Directors recommended a dividend be declared at the annual shareholders meeting on April 20, 2004. The recommendation was to set the dividend rate for 2004 at 33% of 2003 earnings. On May 28, 2004, the dividends were paid in the amount of $279,000 or $.20 per share of voting common stock.

Results of Operations

Net earnings for the year ended December 31, 2005 increased by $479,000 or 29.8% from net earnings of $1,606,000 in 2004. Net earnings for the year ended December 31, 2004 were $1,606,000 an increase of $777,000 or 93.7% from net earnings of $829,000 for the year ended December 31, 2003. The earnings in 2005, 2004 and 2003 are a result of net interest income increasing as a result of Company’s growth which offset the overhead costs required to facilitate growth. Basic and diluted earnings per common share were $1.47 and $1.42, respectively, in 2005, $1.15 and $1.12 in 2004 and $.60 and $.59 in 2003.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income was $11,543,000, $8,854,000 and $6,954,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and total interest expense was $3,942,000, $2,162,000 and $1,748,000, respectively. Net interest income for the same periods netted $7,601,000, $6,692,000 and $5,206,000, respectively. Interest rates increased during 2005 and are expected to increase slightly in 2006. The continued growth in interest income and expense are a direct result of growth in earning assets and deposits consistent with the growth of the Company and the opening of additional branches. The increases in interest income and interest expense primarily relate to volume increases. Management believes that a satisfactory level of loans and deposits can be originated or repriced in 2006 to maintain a stable net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the years ended December 31, 2005, 2004 and 2003 were $305,000, $440,000 and $361,000, respectively. The allowance for possible loan losses were $1,758,000 and $1,517,000 at December 31, 2005 and 2004, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. This is not an exact science. Management believes the allowance for possible loan losses at December 31, 2005 and 2004 to be adequate. The allowance for loan losses was 1.15% and 1.17% of loans at December 31, 2005 and 2004, respectively.

Non-Interest Income

The Company’s non-interest income consists of service charge on deposit accounts, other fees and commissions and gain and fees on sale of loans. Total non-interest income for the year ended December 31, 2005 was $1,935,000 and $1,582,000 for the year ended December 31, 2004, an increase of $353,000 or 22.3%. Non-interest income increased $584,000 or 58.5% for the year ended December 31, 2004 from $998,000 for the year ended December 31, 2003. Included in the year ended December 31, 2004 earnings was security gains of $67,000. There were no security gains for the year ended December 31, 2005 or 2003. The increase in non-interest income for the year ended December 31, 2005, was primarily due to an increase in service charge on deposit accounts of $123,000 and an increase on gain and fees on sale of small business administration and mortgage loans of $211,000. During 2004, the Company began receiving fees related to origination of mortgage loans as opposed to originating funding and selling mortgage loans. During 2005, the Company earned fees related to the origination of mortgage loans of $115,000 and fees related to the sale of small business association loans of $340,000. Management projects that other fees and commissions and service charges on deposit accounts will increase in 2006 due to growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, directors fees and expenses, public relations and donations, printing and supplies, professional fees, freight and postage, loss on sale of fixed assets, loss on sale of other real estate, loss on sale of securities and other operating expenses. Total non-interest expense for the year ended December 31, 2005 was $6,135,000 and was $5,532,000 for the year ended December 31, 2004, an increase of $603,000 or 10.9%. Non-interest expense increased $927,000 or 20.1% for the year ended December 31, 2004 from $4,605,000 for the year ended December 31, 2003. The increases in 2005 and 2004 were primarily the result of increases in salaries and benefits due to the addition of personnel to facilitate Company growth, and an increase in other costs associated with opening new branches and services, the opening of an investment division and expansion of mortgage lending services.

Monetary Policy

The Company is affected by commercial bank credit policies of regulatory authorities, including the Board of Governors. An important function of the Board is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures. Among the instruments of monetary policy used by the Board to implement these objectives are:  open market operations in U.S. government securities, changes in discount rates on member borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Board have had a significant effect on the operating results of commercial banks, including nonmembers as well as members, in the past and are expected to continue to do so in the future.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2005:

	Less			More
	than 1	1 - 3	3 - 5	than 5
(In Thousands)	Year	Years	Years	Years	Total

Long-term debt	$1,000	7,460	980	355	9,795
Purchases	2,000	—	—	—	2,000
Operating leases	117	100	9	—	226

Total	$3,117	7,560	989	355	12,021

Off Balance Sheet Arrangements

At December 31, 2005, the Company had unfunded loan commitments outstanding of $32.7 million and outstanding standby letters of credit of $3.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Impact of Inflation

The primary impact which inflation has on the results of the Company’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, management believes that the effect on earnings will not be significant.

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

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

Non-accrual loans have been included in the loan category. Loan fees of $438,000, $368,000 and $318,000 for 2005, 2004 and 2003, respectively, are included in loan income and represent an adjustment of the yield on these loans.

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$139,180	7.03%	9,788	116,340	6.44%	7,495	1,564	729	2,293

Investment securities - taxable	28,148	4.08	1,148	26,584	3.57	950	58	140	198

Investment securities - tax-exempt	13,458	3.78	509	8,442	4.39	371	195	(57)	138

Taxable equivalent adjustment	—	1.95	262	—	2.27	191	102	(31)	71

Total tax-exempt investment securities	13,458	5.73	771	8,442	6.66	562	297	(88)	209

Total investment securities	41,606	4.61	1,919	35,026	4.32	1,512	299	108	407

Loans held for sale	—	—	—	34	5.88	2	(2)	—	(2)
Federal funds sold	1,821	3.62	66	1,317	1.21	16	8	42	50
Restricted equity securities	738	4.34	32	569	3.51	20	7	5	12

Total earning assets	183,345	6.44%	11,805	153,286	5.90%	9,045	1,881	879	2,760

Cash and due from banks	7,645			6,589

Allowance for possible loan losses	(1,603)			(1,389)

Bank premises and equipment	5,982			5,617

Other assets	2,735			2,471

Total assets	$198,104			166,574

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$35,851	2.04%	732	34,696	1.01%	350	12	370	382
Money market demand accounts	29,811	2.22	662	25,562	1.07	273	52	337	389
Individual retirement accounts	3,621	3.56	129	2,464	2.76	68	38	23	61
Other savings deposits	3,447	0.93	32	2,976	0.67	20	3	9	12
Certificates of deposit, $100,000 and over	43,080	3.15	1,356	36,103	2.41	871	187	298	485
Certificates of deposit under $100,000	20,854	3.05	636	16,698	2.43	406	113	117	230
Total interest-bearing deposits	136,664	2.60	3,547	118,499	1.68	1,988	341	1,218	1,559

Federal funds purchased	663	3.32	22	1,251	1.20	15	(10)	17	7
Securities sold under repurchase agreements	1,452	3.17	46	565	0.53	3	11	32	43
Advances from Federal Home Loan Bank	10,619	3.08	327	7,685	2.03	156	73	98	171
Total deposits and borrowed funds	149,398	2.64	3,942	128,000	1.69	2,162	408	1,372	1,780

Demand	31,523			23,442

Other liabilities	873			501

Stockholders’ equity	16,310			14,631
Total liabilities and stockholders’ equity	$198,104			166,574

Net interest income			7,863			6,883			980

Net yield on earning assets		4.29%			4.49%

Net interest spread		3.80%			4.21%

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$116,340	6.44%	7,495	85,872	6.76%	5,803	1,978	(286)	1,692

Investment securities - taxable	26,584	3.57	950	25,400	3.51	893	44	13	57

Investment securities - tax-exempt	8,442	4.39	371	5,572	3.66	204	120	47	167

Taxable equivalent adjustment	—	2.27	191	—	1.89	105	62	24	86

Total tax-exempt investment securities	8,442	6.66	562	5,572	5.55	309	182	71	253

Total investment securities	35,026	4.32	1,512	30,972	3.88	1,202	166	144	310

Loans held for sale	34	5.88	2	288	5.21	15	(15)	2	(13)
Federal funds sold	1,317	1.21	16	2,316	1.08	25	(12)	3	(9)
Restricted equity securities	569	3.51	20	429	3.26	14	5	1	6

Total earning assets	153,286	5.90	9,045	119,877	5.89	7,059	1,974	12	1,986

Cash and due from banks	6,589			5,043

Allowance for possible loan losses	(1,389)			(1,019)

Bank premises and equipment	5,617			4,602

Other assets	2,471			2,083

Total assets	$166,574			130,586

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$34,696	1.01%	350	28,982	1.05%	304	58	(12)	46
Money market demand accounts	25,562	1.07	273	20,663	1.12	231	52	(10)	42
Individual retirement accounts	2,464	2.76	68	1,977	3.14	62	14	(8)	6
Other savings deposits	2,976	0.67	20	2,220	0.90	20	6	(6)	—
Certificates of deposit, $100,000 and over	36,103	2.41	871	26,324	2.49	655	237	(21)	216
Certificates of deposit under $100,000	16,698	2.43	406	14,367	2.71	390	59	(43)	16
Total interest-bearing deposits	118,499	1.68	1,988	94,533	1.76	1,662	405	(79)	326

Federal funds purchased	1,251	1.20	15	1,022	1.57	16	3	(4)	(1)
Securities sold under repurchase agreements	565	0.53	3	1,444	0.90	13	(6)	(4)	(10)
Advances from Federal Home Loan Bank	7,685	2.03	156	3,751	1.52	57	75	24	99
Total interest-bearing deposits and borrowed funds	128,000	1.69	2,162	100,750	1.73	1,748	455	(41)	414

Demand	23,442			15,438

Other liabilities	501			503

Stockholders’ equity	14,631			13,895
Total liabilities and stockholders’ equity	$166,574			130,586

Net interest income			6,883			5,311			1,572

Net yield on earning assets		4.49%			4.43%

Net interest spread		4.21%			4.16%

II.            Investment Portfolio:

A.            Securities at December 31, 2005 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,904	—	122	4,782
Obligations of states and political subdivisions	16,589	109	144	16,554
Domestic corporate bonds	2,520	—	30	2,490
Mortgage-backed securities	23,322	2	527	22,797
	$47,335	111	823	46,623

Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$4,070	2	71	4,001
Obligations of states and political subdivision	12,123	102	121	12,104
Domestic corporate bonds	2,750	—	19	2,731
Mortgage-backed securities	18,934	34	224	18,744
	$37,877	138	435	37,580

II.            Investment Portfolio, Continued:

B.            The following schedule details the estimated maturities and weighted average yields of investment securities of the Company at December 31, 2005.

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$1,001	979	3.523%
One to five years	2,908	2,830	3.915
Five to ten years	495	495	5.284
More than ten years	500	478	4.600
Total securities of U.S. Treasury and other U.S. Government agencies and corporations	4,904	4,782	4.043

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	200	200	8.485
One to five years	4,568	4,518	5.017
Five to ten years	7,029	6,985	5.799
More than ten years	4,792	4,851	6.384
Total obligations of states and political subdivisions	16,589	16,554	5.785

Domestic corporate bonds:
Less than one year	—	—	—
One to five years	270	268	5.200
Five to ten years	—	—	—
More than ten years	2,250	2,222	6.039
	2,520	2,490	5.949

Other:
Mortgage backed securities	23,322	22,797	4.128

Total investment securities	$47,335	46,623	4.797%

*Weighted average yield is stated on a tax-equivalent basis assuming a weighted average Federal income tax rate of 34%.

III.           Loan Portfolio:

A.            Loan Types

The following schedule details the loans of the Company at December 31, 2005 and 2004.

	(In Thousands)
	2005	2004

Commercial, financial and agricultural	$30,059	24,481
Real estate - construction	31,721	22,417
Real estate - mortgage	85,999	77,646
Installment	5,204	5,307
Total loans	152,983	129,851
Less allowance for possible loan losses	(1,758)	(1,517)
Net loans	$151,225	128,334

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rate changes for commercial and real estate construction loans of the Company at December 31, 2005.

	(In Thousands)
		1 Year to
	Less Than	Less Than	After 5
	1 Year	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural*	$13,099	15,791	1,169	30,059
Real estate – construction	26,499	1,767	3,455	31,721
	$39,598	17,558	4,624	61,780

Interest-Rate Sensitivity:
Fixed interest rates	$3,988	17,212	4,624	25,824
Floating or adjustable interest rates	35,610	346	—	35,956
Total commercial, financial and agricultural loans plus real estate - construction loans	$39,598	17,558	4,624	61,780

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

C.            Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2005 and 2004:

	(In Thousands except percentages)
	2005	2004

Non accrual loans:
Commercial, financial and agricultural	$41	45
Real estate – construction	—	—
Real estate – mortgage	994	350
Installment	2	25
Lease financing receivable	—	—
Total non-accrual	$1,037	420

Loans 90 days past due:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—
Total loans 90 days past due	$—	—

Renegotiated loans:
Commercial, financial and agricultural	$—	—
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment	—	—
Lease financing receivable	—	—
Total renegotiated loans past due	$—	—

Loans current - considered uncollectible	$—	—

Total non-performing loans	$1,037	420

Total loans, net of unearned interest	$152,983	129,851

Total non-performing loans as a percentage of total loans outstanding, net of unearned interest	0.68%	0.32%

Other real estate	$603	$281

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. The amount of interest income recognized related to non-accrual loans for the year ended December 31, 2005 approximated $37,000.

At December 31, 2005 loans totaling $3,768,000 were included in the Company’s watch list. Of these loans $2,010,000 are commercial and $1,758,000 are installment. The collateral value related to these loans approximated $4,697,000 ($2,628,000 related to commercial and $2,069,000 related to installment). At December 31, 2004 loans totaling $3,912,000 were included in the Company’s internal watch loan list. Of these loans $3,052,000 are commercial and $860,000 are installment and real estate mortgage loans. The collateral value related to these loans approximated $4,965,000 ($3,853,000 related to commercial and $1,112,000 related to installment and real estate mortgage). Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2005 and 2004 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2005 and 2004 other real estate totaled $603,000 and $281,000, respectively.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

IV.           Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2005 and 2004.

	(In Thousands, Except Percentages)
	2005	2004

Allowance for loan losses at beginning of year	$1,517	1,225

Less net loan charge offs:
Charge-offs:
Commercial, financial and agricultural	(42)	(62)
Real estate construction	—	—
Real estate – mortgage	—	(40)
Installment	(30)	(54)
Lease financing	—	(1)
	(72)	(157)

Recoveries:
Commercial, financial and agricultural	—	1
Real estate construction	—	—
Real estate – mortgage	—	—
Installment	8	8
Lease financing	—	—
	8	9

Net loan charge offs	(64)	(148)

Provision for loan losses charged to expense	305	440

Allowance for loan losses at end of year	$1,758	1,517

Total loans at end of year	$152,983	129,851

Average total loans outstanding during year	$139,180	116,340

Net charge-offs as a percentage of average total loans outstanding during year	0.05%	0.13%

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.15%	1.17%

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2005		December 31, 2004
	In Thousands	Percent of Loans in Each Category to Total Loans	In Thousands	Percent of Loans in Each Category to Total Loans

Commercial, financial and agricultural	$949	19.7%	275	18.8%
Real estate – construction	268	20.7	178	17.3
Real estate – mortgage	417	56.2	974	59.8
Installment	124	3.4	90	4.1
	$1,758	100.0%	1,517	100.0%

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

V.            Deposits:

The average amounts and average interest rates for deposits for 2005 and 2004 are detailed in the following schedule:

	2005		2004
	Average		Average
	Balance	Average	Balance	Average
	In Thousands	Rate	In Thousands	Rate

Non-interest bearing deposits	$31,523	—%	23,442	—%
Negotiable order of withdrawal accounts	35,851	2.04%	34,696	1.01%
Money market demand accounts	29,811	2.22%	25,562	1.07%
Individual retirement accounts	3,621	3.56%	2,464	2.76%
Other savings	3,447	0.93%	2,976	0.67%
Certificates of deposit $100,000 and over	43,080	3.15%	36,103	2.41%
Certificates of deposit under $100,000	20,854	3.05%	16,698	2.43%

	$168,187	2.11%	141,941	1.40%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2005.

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$12,655	100	12,755

Three to six months	3,668	323	3,991

Six to twelve months	19,766	—	19,766

More than twelve months	11,605	1,422	13,027

	$47,694	1,845	49,539

VI.           Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2005 and 2004.

	2005	2004

Return on assets	1.05%	0.96%
(Net income divided by average total assets)

Return on equity	12.78%	10.98%
(Net income divided by average equity)

Dividend payout ratio	20.41%	17.39%
(Dividends declared per share divided by net earnings per share)

Equity to asset ratio	8.23%	8.78%
(Average equity divided by average total assets)

Leverage capital ratio	8.27%	8.71%
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

The following schedule details the Company’s risk-based capital at December 31, 2005 excluding goodwill and the net unrealized loss on available-for-sale securities, which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands except percentages
2005
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain/ loss on available-for-sale securities and goodwill	$17,636

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,758

Total capital	$19,394

Risk-weighted assets	$173,870

Risk-based capital ratios:
Tier I capital ratio	10.14%

Total risk-based capital ratio	11.15%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2005, the Company was in compliance with these requirements.

VI.           Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2005:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$152,983	63,106	2,835	4,237	10,345	72,460
Securities	46,623	2,311	1,675	1,494	4,005	37,138
Restricted equity securities	781	781	—	—	—	—
Federal funds sold	11,616	11,616	—	—	—	—
Total earning assets	212,003	77,814	4,510	5,731	14,350	109,598

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	39,581	39,581	—	—	—	—
Money market demand accounts	38,490	38,490	—	—	—	—
Savings deposits	4,155	4,155	—	—	—	—
Certificates of deposit, $100,000 and over	47,694	5,809	6,847	3,668	19,766	11,604
Certificates of deposit, under $100,000	23,036	1,130	5,066	5,014	7,565	4,261
Individual retirement accounts	4,338	128	245	775	579	2,611
Securities sold under under repurchase agreements	1,979	1,379	—	—	600	—
Advances from FHLB	9,795		500	—	500	8,795
Total interest bearing liabilities	169,068	90,672	12,658	9,457	29,010	27,271

Interest-sensitivity gap	$42,935	(12,858)	(8,148)	(3,726)	(14,660)	82,327

Cumulative gap		(12,858)	(21,006)	(24,732)	(39,392)	42,935

Interest-sensitivity gap as % of total assets		(5.60)%	(3.55)	(1.62)	(6.38)	35.84

Cumulative gap as % of total assets		(5.60)%	(9.15)	(10.77)	(17.15)	18.69

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

VII.          Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands, except percentages
	2005	2004

Advances from Federal Home Loan Bank:

Balance outstanding - end of year	$9,795	8,919

Weighted average interest rate on balance outstanding at end of year	3.83%	2.41%

Maximum amount of borrowings at any month end	$14,889	12,925

Average amounts outstanding during each year	$10,619	7,685

Weighted average interest rate on average amounts outstanding during the year	3.08%	2.03%

ITEM 7. FINANCIAL STATEMENTS

LEGENDS FINANCIAL HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(WITH INDEPENDENT AUDITOR’S REPORT THEREON)

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

Legends Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legends Financial Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.
January 25, 2006
(except for note 23, as to which the date
is March 24, 2006)

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	In Thousands
	2005	2004
ASSETS

Loans, less allowance for possible loan losses of $1,758,000 and $1,517,000, respectively	$151,225	128,334
Securities available-for-sale, at market (amortized cost of $47,335,000 and $37,877,000, respectively)	46,623	37,580
Restricted equity securities	781	655
Federal funds sold	11,616	—
Total earning assets	210,245	166,569

Cash and due from banks	10,522	11,052
Bank premises and equipment, net	6,302	5,717
Accrued interest receivable	1,006	765
Other real estate owned	603	281
Deferred tax asset, net	527	325
Goodwill	153	153
Other assets	403	262

Total assets	$229,761	185,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$199,678	154,975
Securities sold under repurchase agreements	1,979	636
Accrued interest payable	708	282
Accounts payable and other liabilities	251	795
Advances from Federal Home Loan Bank	9,795	8,919
Federal funds purchased	—	3,804
Total liabilities	212,411	169,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,427,099 and 1,408,497 shares issued and outstanding, respectively	1,427	1,408
Additional paid-in capital	12,711	12,495
Retained earnings	3,651	1,993
Net unrealized losses on available-for-sale securities, net of income taxes of $273,000 and $114,000, respectively	(439)	(183)
Total stockholders’ equity	17,350	15,713

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$229,761	185,124

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	In Thousands (except per share amounts)
	2005	2004	2003

Interest income:
Interest and fees on loans	$9,788	7,495	5,803
Interest and dividends on taxable securities	1,148	950	893
Interest and dividends on securities exempt from Federal income taxes	509	371	204
Interest and dividends on restricted equity securities	32	20	14
Interest on loans held for sale	—	2	15
Interest on Federal funds sold	66	16	25
Total interest income	11,543	8,854	6,954

Interest expense:
Interest on negotiable order of withdrawal accounts	732	350	304
Interest on money market and savings accounts	694	293	251
Interest on certificates of deposits over $100,000	1,408	891	670
Interest on certificates of deposits - other	713	454	437
Interest on Federal funds purchased	22	15	16
Interest on advances from Federal Home Loan Bank	327	156	57
Interest on securities sold under repurchase agreements	46	3	13
Total interest expense	3,942	2,162	1,748

Net interest income before provision for possible loan losses	7,601	6,692	5,206
Provision for possible loan losses	305	440	361
Net interest income after provision for possible loan losses	7,296	6,252	4,845

Non-interest income	1,935	1,582	998
Non-interest expense	6,135	5,532	4,605

Earnings before income taxes	3,096	2,302	1,238

Income tax expense	1,011	696	409

Net earnings	$2,085	1,606	829

Basic earnings per common share	$1.47	1.15	.60

Diluted earnings per common share	$1.42	1.12	.59

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	In Thousands
	2005	2004	2003

Net earnings	$2,085	1,606	829

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during year, net of taxes of $160,000, $32,000 and $225,000, respectively	(259)	53	(366)
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $1,000, $26,000 and $8,000, respectively	3	(41)	13
Other comprehensive earnings (loss)	(256)	12	(353)

Comprehensive earnings	$1,829	1,618	476

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available- For-Sale Securities	Total

Balance December 31, 2002	$1,379	12,267	43	158	13,847

Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23

Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)

Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	1,382	12,287	666	(195)	14,140

Issuance of 26,748 shares of $1 par value common stock	26	208	—	—	234

Cash dividends declared ($.20 per share)	—	—	(279)	—	(279)

Net change in unrealized loss on available-for-sale securities during the year, net of taxes of $6,000	—	—	—	12	12

Net earnings for the year	—	—	1,606	—	1,606

Balance December 31, 2004	1,408	12,495	1,993	(183)	15,713

Issuance of 18,602 shares of $1 par value common stock	19	216	—	—	235

Cash dividends declared ($.30 per share)	—	—	(427)	—	(427)

Net change in unrealized loss on available-for-sale securities during the year, net of taxes of $159,000	—	—	—	(256)	(256)

Net earnings for the year	—	—	2,085	—	2,085

Balance December 31, 2005	$1,427	12,711	3,651	(439)	17,350

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2005	2004	2003

Cash flows from operating activities:
Interest received	$11,497	8,910	6,803
Fees and commissions received	1,935	1,515	977
Proceeds from sales of loans	—	1,207	13,014
Origination of loans held for sale	—	(933)	(11,601)
Interest paid	(3,516)	(2,196)	(1,481)
Cash paid to suppliers and employees	(5,960)	(4,920)	(4,251)
Income taxes paid	(1,442)	(212)	(539)
Net cash provided by operating activities	2,514	3,371	2,922

Cash flows from investing activities:
Purchase of available-for-sale securities	(19,339)	(15,228)	(32,846)
Purchase of restricted equity securities	(98)	(159)	(75)
Proceeds from maturities, calls and principal payments of available-for-sale securities	7,692	5,247	14,521
Proceeds from sale of available-for-sale securities	1,962	4,225	9,685
Loans made to customers, net of repayments	(23,766)	(25,464)	(26,109)
Purchase of bank premises and equipment, net	(1,066)	(664)	(1,784)
Proceeds from sale of fixed assets	51	2	32
Proceeds from sale of other real estate	195	295	—
Proceeds from sale of repossessed property	15	—	—
Proceeds from acquisition of NBC, net	—	—	1,334
Net cash used in investing activities	(34,354)	(31,746)	(35,242)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	30,635	16,815	36,599
Net increase (decrease) in time deposits	14,068	8,344	(4,472)
Proceeds from sale of common stock	235	234	23
Proceeds from (repayment of) Federal fund purchased	(3,804)	3,804	—
Advances from advances from Federal Home Loan Bank	876	3,928	3,491
Advances from (repayment of) repurchase agreements	1,343	(15)	(3,031)
Dividends paid	(427)	(279)	(206)
Net cash provided by financing activities	42,926	32,831	32,404

Net increase in cash and cash equivalents	11,086	4,456	84

Cash and cash equivalents at beginning of year	11,052	6,596	6,512

Cash and cash equivalents at end of year	$22,138	11,052	6,596

See accompanying notes to consolidated financial statements.

	In Thousands
	2005	2004	2002

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,085	1,606	829
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	422	413	343
Amortization and accretion	223	205	303
Loss (gain) on sale of securities, net	4	(67)	21
Loss on sale of fixed assets	8	20	—
Loss on sale of other real estate	53	—	—
FHLB dividend reinvestment	(28)	(16)	(10)
Provision for possible loan losses	305	440	361
Decrease in loans held for sale	—	274	1,413
Increase in accrued interest receivable	(241)	(133)	(121)
Increase in other assets	(156)	(107)	(37)
Decrease (increase) in income tax receivable	—	121	(121)
Increase (decrease) in accrued interest payable	426	(34)	(56)
Increase (decrease) in other liabilities	(156)	286	7
Increase (decrease) in income taxes payable	(388)	388	(54)
Decrease (increase) in deferred taxes	(43)	(25)	44
Total adjustments	429	1,765	2,093

Net cash provided by operating activities	$2,514	3,371	2,922

Supplemental Schedule of Non-Cash Activities:

Non-cash transfers from loans to other real estate, net	$570	484	92

Unrealized gain (loss) on available-for-sale securities, net of income taxes of $159,000, $6,000 and $217,000, respectively	$(256)	12	(353)

See accompanying notes to consolidated financial statements.

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

(a)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Legends Bank and the Bank’s wholly-owned subsidiary, Legends Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)           Nature of Operations

The Company is registered as a one bank holding company under the Bank Holding Company Act of 1956. Legends Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by Legends Bank is Montgomery County, Tennessee and surrounding counties of Middle Tennessee. Services are provided at the main office, four branches in Clarksville, Tennessee and a branch in Dover, Tennessee. Legends Financial Services, Inc. offers a wide array of financial products such as annuities, stocks, bonds, mutual funds and other investment products.

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

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-collateralized and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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

(i)            Long-Term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(j)            Stock Options

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 18 to the consolidated financial statements.

(k)           Other Real Estate

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

(l)            Cash and Cash Equivalents

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

(m)          Securities Sold Under Agreements to Repurchase

All repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(n)           Income Taxes

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

(o)           Advertising Costs

Advertising costs are expensed when incurred.

(p)           Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off- balance- sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(q)           Reclassifications

Certain reclassifications have been made to the 2004 and 2003 figures to conform to the presentation for 2005.

(r)            Impact of New Accounting Standards

In June, 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other  Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In October, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope.

Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, “Goodwill and Other Intangible Assets”. Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill. The Company has adopted SFAS 147, and it has not had any impact on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others”, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In May, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

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

In addition, there is currently outstanding a bank regulatory interagency proposal dated March 28, 2005 related to the methodology for assigning risk factors to loans and other extensions of credit. The policy, if adopted, could effect the calculation of the allowance for possible loan losses. Management has not determined the impact of this policy statement; however, it is not expected to have a material impact on the consolidated financial statements.

In June, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives. The Company has adopted SFAS 149, but it has not had any material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued Position 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equities Securities”. For purposes of EITF No. 03-1 an investment is impaired if the fair market value of the investment is less than its cost. Controversy has developed over the criteria to be used to determine whether an impairment is other than temporary. The EITF requires that an investor should make an evidenced-based judgment about a recovery of fair value up to (or beyond) the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of fair value. Because of the controversy related to the determination of whether the impairment is other than temporary, certain aspects of the position of the EITF have been temporarily delayed. The Company cannot access the effect on the financial position or results of operations until the controversy has been resolved. The EITF requires disclosures related to securities with fair values less than cost. The disclosures have been included in note 3 to the consolidated financial statements.

On December 31, 2003, Legends Financial Holdings, Inc. adopted certain disclosure requirements of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. These disclosures concerned unrealized losses related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115. Disclosures include the length of time investments have been in a loss position and discussion pertaining to the nature of the impairment. In September, 2004, the FASB approved issuance of Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until the FASB provides clarification of the guidance presented in paragraphs 10 through 20. Effective July 1, 2004 Legends Financial Holdings, Inc. adopted all remaining provisions of EITF Issue 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues. The adoption of all other provisions of EITF Issue No. 03-1 did not have an impact on the results of operations.

In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Legends Financial Holdings, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 18, 2005, the Board of Directors of Legends Financial Holdings, Inc. approved 100% vesting on all outstanding options; and accordingly, there will be no further impact on earnings related to options outstanding at December 31, 2005.

On June 30, 2005, the FASB issued an exposure draft “Business Combinations - a replacement of SFAS No. 141 (141 Revised). The proposed Statement would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5. SFAS No. 5 would be amended for this exception. Acquisition related costs incurred in connection with the business combination would generally be expensed.

This proposed Statement would require the acquirer in a business combination in which the acquisition-date fair value of the acquirer’s interest in the acquiree exceeds the fair value of the consideration transferred for that interest (referred to as a bargain purchase) to account for that excess by first reducing the goodwill related to that business combination to zero, and then by recognizing any excess in income. Statement 141 requires that excess to be allocated as a pro rata reduction of the amounts that would have been assigned to particular assets acquired. The proposed Statement is expected to be effective for acquisitions after January 1, 2007.

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB 20 and Statement 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109. The proposed interpretation requires that only benefits from tax positions that are probable of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. Legends Financial Holdings, Inc. is currently reviewing the potential impact of this proposed  Interpretation; any cumulative effect associated with the application of the provisions of the proposed Interpretation will be reported as a change in accounting principle in the period in which the Interpretation is adopted.

(2)           Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2005 and 2004 are as follows:

	In Thousands
	2005	2004

Commercial, financial and agricultural	$30,059	24,481
Installment	5,204	5,307
Real estate - mortgage	85,999	77,646
Real estate - construction	31,721	22,417
	152,983	129,851
Allowance for possible loan losses	(1,758)	(1,517)
	$151,225	128,334

At December 31, 2005, variable rate and fixed rate loans totaled $61,297,000 and $91,686,000, respectively. At December 31, 2004, variable rate and fixed rate loans totaled $52,423,000 and $77,428,000, respectively.

The principal maturities on loans at December 31, 2005 are as follows:

	In Thousands
	Commercial, Financial and Agricultural	Installment	Real estate - Mortgage	Real estate - Construction	Total

3 months or less	$12,317	743	23,944	23,309	60,313
3 to 12 months	782	388	5,334	3,190	9,694
1 to 5 years	15,791	3,988	53,818	1,767	75,364
over 5 years	1,169	85	2,903	3,455	7,612
	$30,059	5,204	85,999	31,721	152,983

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $1,760,000 and $2,092,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, none of these loans were restructured, nor were any related party loans charged off in 2005 or 2004.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands
	2005	2004

Balance, January 1	$2,092	2,097
New loans during the year	383	806
Repayments during the year	(715)	(811)
Balance, December 31	$1,760	2,092

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	In Thousands
	2005	2004	2003

Balance - beginning of year	$1,517	1,225	879
Provision charged to operating expense	305	440	361
Loans charged off	(72)	(157)	(49)
Recoveries	8	9	34
Net charge-offs	(64)	(148)	(15)

Balance - end of year	$1,758	1,517	1,225

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Montgomery County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

There were no restructured loans outstanding at December 31, 2005 and 2004. The Company had $1,037,000 and $420,000, respectively, of nonaccrual loans outstanding as of December 31, 2005 and 2004, respectively. Had interest income been recognized on non-accrual loans in 2005 and 2004, net earnings would have increased by approximately $53,000 and $33,000, respectively. There were no loans greater than 90 days past due at December 31, 2005 or 2004 that were not included in non-accrual loans.

Impaired loans and related loan loss reserve amounts at December 2005 and 2004 were as follows:

	In Thousands
	2005	2004

Recorded investment	$2,010	3,052
Loan loss allocation	$225	196

The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was $2,531,000, $2,443,000 and $1,529,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $167,000 for 2005, $195,000 in 2004 and $105,000 in 2003.

During 2005, the Company did not originate loans for sale loans in the secondary market. In 2004 and 2003, the Company originated loans for sale in the secondary market of $933,000 and $11,601,000. The fees and gain on sale of these loans totaled $544,000 and $246,000 in 2004 and 2003, respectively. During 2004, the Company began receiving fees related to origination of mortgage loans as opposed to originating, funding and selling mortgage loans. During 2005, the Company earned fees related to origination of mortgage loans of $415,000.

Of the loans sold in the secondary market, the recourse to the wholly-owned subsidiary Bank is limited. Nearly all other loans sold in the secondary market provide the purchaser recourse to the Bank for a period of 60 to 90 days from the date of purchase and only in the event of a default by the borrower pursuant to the terms of the individual loan agreement. At December 31, 2005, the Bank did not have loans sold with recourse.

The fees and gains on sale of small business administration loans totaled $340,000 for 2005. There were no commissions on the sale of small business administration loans for the years 2004 and 2003.

(3)           Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2005 was as follows:

	In Thousands
	Securities Available-For-Sale
	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury and other U.S. government agencies and corporations	$4,904	—	122	4,782
Obligations of states and political subdivisions	16,589	109	144	16,554
Domestic corporate bonds	2,520	—	30	2,490
Mortgage-backed securities	23,322	2	527	22,797
	$47,335	111	823	46,623

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

Included in mortgage backed securities as of December 31, 2005 and 2004, are collateralized mortgage obligations with a market value of $959,000 (amortized cost of $992,000) and $497,000 (amortized cost of $509,000), respectively. The effective yield at December 31, 2005 and 2004, on collateralized mortgage obligations was 4.28% and 3.50%, respectively.

The amortized cost and estimated market value of debt and equity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
Securities Available-For-Sale	Cost	Estimated Market Value

Due in one year or less	$1,201	1,179
Due after one year through five years	7,746	7,616
Due after five years through ten years	7,524	7,480
Due after ten years	7,542	7,551
	24,013	23,826
Mortgage-backed securities	23,322	22,797
	$47,335	46,623

Results from sales of debt and equity securities are as follows:

	In Thousands
	2005	2004	2003

Gross proceeds	$1,962	4,225	9,685

Gross realized gains	$13	67	—
Gross realized losses	(17)	—	(21)
Net realized gains (losses)	$(4)	67	(21)

Investment securities carried in the balance sheet of $28,057,000 (amortized cost of $28,567,000) and $27,501,000 (amortized cost of $27,724,000) as of December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Securities that have rates that adjust prior to maturity totaled $12,748,000 (approximate amortized cost of $12,985,000) and $12,866,000 (approximate amortized cost of $12,991,000) at December 31, 2005 and 2004, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of US agencies	$2,352	$56	5	$1,935	$66	4	$4,287	$122

Obligations of states and political sub- divisions	7,775	78	31	2,884	66	15	10,659	144

Mortgage-backed securities	11,576	195	28	9,265	332	31	20,841	527

Corporate bonds	268	2	1	486	28	1	754	30

Total temporarily impaired securities	$21,971	$331	65	$14,570	$492	51	$36,541	$823

The impaired securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification, as available-for-sale, the Company intends and has the ability to hold the above securities until the value is realized.

The Company may sell the above or other securities in the ordinary course of business in response to significant changes in liquidity needs, unexpected and significant increases in interest rates and/or security spreads that significantly extend a security’s holding period, or when conducting a small volume of security transactions.

(4)           Restricted Equity Securities

Restricted equity securities consisted of stock of The Bankers Bank and the Federal Home Loan Bank amounting to $183,000 and $598,000, respectively, at December 31, 2005. The stocks totaled to $162,000 and $493,000, respectively, at December 31, 2004. The stock can be sold back to The Bankers Bank and Federal Home Loan Bank only at par. The securities are recorded at cost.

(5)           Bank Premises and Equipment

The detail of premises and equipment at December 31, 2005 and 2004 is as follows:

	In Thousands
	2005	2004

Land	$1,539	1,539
Buildings	3,929	3,403
Leasehold improvements	316	316
Furniture and fixtures	281	253
Equipment and software	1,985	1,804
Construction in process	250	9
	8,300	7,324
Less accumulated depreciation	1,998	1,607
	$6,302	5,717

Depreciation expense was $422,000, $413,000 and $343,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)                                 Goodwill

Effective March 24, 2003, the Company acquired certain assets and assumed certain liabilities of NBC Bank in the Clarksville, Tennessee area.  The acquisition was accounted for as a purchase summarized as follows:

In Thousands

Loans including overdrafts purchased	$1,243
Deposits assumed	(2,718)
Accrued interest payable	(6)
Cash received from NBC	1,328
Goodwill	153

The change in the carrying value of goodwill during the years ended December 31, 2005 and 2004 follows:

	In Thousands
	2005	2004

Carrying value - beginning of year	$153	153
Goodwill acquired	—	—
Goodwill impairment losses	—	—
Carrying value - end of year	$153	153

(7)                                 Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows:

	In Thousands
	2005	2004

Demand deposits	$42,384	26,965
Savings deposits	4,155	3,262
Negotiable order of withdrawal	39,581	34,597
Money market demand accounts	38,490	29,151
Certificates of deposit $100,000 or greater	47,694	39,580
Other certificates of deposit	23,036	18,925
Individual retirement accounts $100,000 or greater	1,845	787
Other individual retirement accounts	2,493	1,708
	$199,678	154,975

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2005 are as follows:

	In Thousands
	Single Deposits	Single Deposits
Maturity	Under $100,000	Over $100,000	Total

3 months or less	$6,470	12,755	19,225
3 to 12 months	13,609	23,757	37,366
1 to 5 years	5,450	13,027	18,477
	$25,529	49,539	75,068

At December 31, 2005 and 2004 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $142,860,000 and $103,749,000, respectively.

The aggregate amount of overdrafts reclassified as loans receivable was $452,000 and $390,000 at December 31, 2005 and 2004, respectively.

The Company maintains significant cash deposit accounts for various local municipalities and related departments. As of December 31, 2005, these deposits totaled approximately $37,232,000.

The Company maintains a significant cash deposit account with a customer.  As of December 31, 2005, this deposit totaled $16,339,000.  Subsequent to December 31, 2005 this deposit relationship has increased significantly by approximately $45 million. (see note 23 to the consolidated financial statements).

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types.  The average required amounts for the years ended December 31, 2005 and 2004 were approximately $1,191,000 and $2,101,000, respectively.

(8)                                 Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2005, 2004 and 2003 were $2,823,000, $1,403,000 and $7,379,000, respectively.  The average daily balance outstanding during 2005, 2004 and 2003 was $1,452,000, $565,000 and $$1,444,000, respectively.  The weighted average interest rate at December 31, 2005, 2004 and 2003 was 3.15%, 1.50% and ..14%, respectively.  The underlying securities are typically held by other financial institutions and are designated as pledged.  As of December 31, 2005, the Company had pledged $3,703,000 (amortized cost of $3,752,000) in securities to collaterize their arrangement.

(9)                                 Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank at December 31, 2005 and 2004 consist of the following:

	In Thousands
	December 31,
	2005		2004
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

Fixed and variable rate advances	$9,795	3.83%	$8,919	2.41%

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2005:

In Thousands
Amount

2006	$1,000
2007	4,500
2008	2,960
2009	—
2010	980
Thereafter	355
$9,795

Loans totaling $13,223,000 were pledged to FHLB as collateral at December 31, 2005.

(10)                          Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2005	2004	2003

Non-interest income:
Service charges on deposit accounts	$780	657	489
Other fees and commissions	400	314	263
Gains and fees on sales of loans	755	544	246
Gain on sale of securities	—	67	—
	$1,935	1,582	998

	In Thousands
	2005	2004	2003

Non-interest expense:
Employee salaries and benefits	$3,215	2,811	2,220
Occupancy expenses	444	399	282
Furniture and equipment expenses	481	475	450
Data processing expenses	462	413	357
Professional fees	230	271	243
Advertising	143	185	134
Directors fees	157	153	136
Printing and supplies	186	129	120
Community relations	130	135	128
Loss on sale of securities	4	—	21
Loss on sale of fixed assets	8	20	—
Loss on sale of other real estate	53	—	—
Other operating expenses	622	541	514
	$6,135	5,532	4,605

(11)                          Income Taxes

The components of the net deferred income tax asset at December 31, 2005 and 2004 are as follows:

	In Thousands
	2005	2004

Deferred tax asset:
Federal	$712	511
State	146	104
	858	615

Deferred tax liability:
Federal	(275)	(241)
State	(56)	(49)
	(331)	(290)

Net deferred assets	$527	325

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2005 and 2004 are:

	In Thousands
	2005	2004
Financial statement allowance for loan losses in excess of the tax allowance	$583	498

Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(286)	(260)

Pre-opening costs amortized over a five-year period for tax purposes, expensed for financial statements in initial year	2	3

Excess of amortized cost over estimated market value related to available-for-sale securities	273	114

Financial statement income on FHLB stock dividends not recognized for tax purposes	(34)	(23)

Goodwill amortized for tax purposes and monitored for impairment for financial reporting purposes	(11)	(7)

	$527	325

The components of income tax expense are summarized as follows:

	In Thousands
	2005	2004	2003
Current:
Federal	$838	562	285
State	216	160	87
	1,054	722	372
Deferred:
Federal	(36)	(22)	31
State	(7)	(4)	6
	(43)	(26)	37

Actual tax expense	$1,011	696	409

A reconciliation of actual income tax expense in the consolidated financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2005	2004	2003

Computed “expected” tax expense	$1,052	783	421
State income taxes, net of effect of Federal income taxes	133	101	53
Disallowed expenses	4	5	5
Benefit related to nonqualified stock options	(3)	(47)	(5)
Tax exempt interest, net of interest expense exclusion	(176)	(137)	(75)
Other	1	(9)	10

Actual tax expense	$1,011	696	409

(12)                          Commitment and Contingencies

The Company has entered into three separate federal funds guideline facilities with certain time restrictions on outstanding borrowings.  The lines are generally renewable annually and bear interest at a variable rate equivalent to the correspondent bank’s daily internal lending rate.  The combined lines provide for up to $7,450,000 in borrowings at December 31, 2005.

The Company currently has two leases related to the operation of two branches.  One lease, entered into in 1998, is for a period of five years and can be renewed for two consecutive five-year terms.  The Company renewed this lease December 1, 2003.  The other lease was entered into during 2001 and is for a period of two years and can be renewed for two consecutive three-year terms.  The Company renewed this lease in 2004.

The Company also has three leases related to space for automated teller machines in Clarksville, Tennessee.  The leases commenced in June, 2003 for two years and can be renewed for two consecutive two year terms.   The Company renewed this lease in 2005.

The Company has a lease related to its mortgage operations.  The lease is for one year and can be renewed for two consecutive one-year terms.  The Company exercised its first year renewal option in February, 2005.

The Company also has a lease related to office equipment.  The lease commenced during February, 2004 for a four-year term.

The Company also has three leases related to office equipment which commenced during April, 2005 and September, 2005 for a four and five year term, respectively.

Minimum future rental payments required under the terms of the leases are as follows:

Year Ending
December 31,	In Thousands

2006	$117
2007	54
2008	46
2009	8
2010	1
$226

Total rent expense under the leases amounted to $118,000, $114,000 and $69,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has committed to the construction of a facility in Clarksville, Montgomery County, Tennessee during 2006 at an estimated cost of $2,000,000.  The facility will accommodate the Company’s mortgage department, administrative offices as well as consolidating an existing branch.

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

	In Thousands
	2005	2004

Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$32,660	28,974
Standby letters of credit	3,780	1,161

Total	$36,440	30,135

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Most guarantees extend from one to two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties.  Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure.  The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $3,780,000 at December 31, 2005.

(14)                          Legends Financial Holdings, Inc. -

Parent Company Financial Information

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Balance Sheets

December 31, 2005 and 2004

	In Thousands
	2005		2004
ASSETS

Cash	$86	*	145	*
Deferred tax asset	2		4
Investment in commercial bank subsidiary	17,221	*	15,489	*
Due from commercial bank subsidiary	41	*	75	*

Total assets	$17,350		15,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	$—		—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,427,099 and 1,408,497 shares issued and outstanding, respectively	1,427		1,408
Additional paid-in capital	12,711		12,495
Retained earnings	3,651		1,993
Net unrealized losses on available-for-sale securities, net of income taxes of $273,000 and $114,000, respectively	(439)		(183)
Total stockholders’ equity	17,350		15,713

Total liabilities and stockholders’ equity	$17,350		15,713

*Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	In Thousands
	2005		2004		2003

Income:
Dividends from commercial bank subsidiary	$150	*	100	*	349	*

Operating expenses	92		56		107

Earnings before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	58		44		242

Federal income tax benefit	39		74		47
	97		118		289

Equity in undistributed earnings of commercial bank subsidiary	1,988	*	1,488	*	540	*

Net earnings	2,085		1,606		829

Other comprehensive earnings (loss) , net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $160,000, $32,000 and $225,000, respectively	(259)		53		(366)
Reclassification adjustment for (gains) losses included in net earnings, net of taxes of $1,000, $26,000 and $8,000, respectively	3		(41)		13
Other comprehensive earnings (loss)	(256)		12		(353)

Comprehensive earnings	$1,829		1,618		476

*Eliminated in consolidation.

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	In Thousands
				Net Unrealized
				Gains (Losses)
		Additional		On Available-
	Common	Paid-In	Retained	For-Sale
	Stock	Capital	Earnings	Securities	Total

Balance December 31, 2002	$1,379	12,267	43	158	13,847

Issuance of 2,666 shares of $1 par value common stock	3	20	—	—	23

Cash dividends declared ($.15 per share)	—	—	(206)	—	(206)

Net change in unrealized gains (loss) on available-for-sale securities during the year, net of taxes of $217,000	—	—	—	(353)	(353)

Net earnings for the year	—	—	829	—	829

Balance December 31, 2003	1,382	12,287	666	(195)	14,140

Issuance of 26,748 shares of $1 par value common stock	26	208	—	—	234

Cash dividends declared ($.20 per share)	—	—	(279)	—	(279)

Net change in unrealized loss on available-for- sale securities during the year, net of taxes of $6,000	—	—	—	12	12

Net earnings for the year	—	—	1,606	—	1,606

Balance December 31, 2004	1,408	12,495	1,993	(183)	15,713

Issuance of 18,602 shares of $1 par value common stock	19	216	—	—	235

Cash dividends declared ($.30 per share)	—	—	(427)	—	(427)

Net change in unrealized loss on available-for- sale securities during the year, net of taxes of $159,000	—	—	—	(256)	(256)

Net earnings for the year	—	—	2,085	—	2,085

Balance December 31, 2005	$1,427	12,711	3,651	(439)	17,350

LEGENDS FINANCIAL HOLDINGS, INC.

(Parent Company Only)

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2005	2004	2003

Cash flows from operating activities:
Cash paid to suppliers	$(92)	(56)	(107)
Net cash used in operating activities	(92)	(56)	(107)

Cash flows from investing activities:
Repayment of subsidiary advance, net	75	49	6
Dividends received from subsidiary	150	100	349
Net cash provided by investing activities	225	149	355

Cash flows from financing activities:
Dividends paid	(427)	(279)	(206)
Proceeds from sale of common stock	235	234	23
Net cash used in financing activities	(192)	(45)	(183)

Net increase (decrease) in cash and cash equivalents	(59)	48	65

Cash and cash equivalents at beginning of period	145	97	32

Cash and cash equivalents at end of year	$86	145	97

	In Thousands
	2005	2004	2003

Reconciliation of net earnings to net cash used in operating operating activities:
Net earnings	$2,085	1,606	829

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(2,138)	(1,588)	(889)
Increase in assets	(39)	(74)	(47)
Total adjustments	(2,177)	(1,662)	(936)

Net cash used in operating activities	$(92)	(56)	(107)

Supplemental Schedule of Non-Cash Activities:

Increase (decrease) in unrealized gain (loss on available-for-sale securities, net of income taxes of $159,000, $6,000 and $217,000, respectively	$(256)	12	(353)

(15)                          Concentration of Credit Risk

Practically all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area.  Practically all such customers are depositors of the Company.  The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

(16)                          Employee Benefit Plan

The Company maintains a 401(K) plan which covers eligible employees.  All full time employees are eligible to participate.  The plan provides for both employee and employer contributions.  For the years ended December 31, 2005, 2004, and 2003 the Company contributed $107,000, $86,000 and $64,000, respectively.

(17)                          Regulatory Matters and Restrictions on Dividends

The Company and its subsidiary is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions.  Failure to meet capital requirements can initiate certain mandatory — and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements.  The relevant regulations require the Company and its subsidiary to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance- sheet items as calculated under regulatory accounting principles.  The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors.  Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

The Company and its subsidiary is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  The Company and its subsidiary is required to have a minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively.  The actual ratios were 10.1% and 11.2% at December 31, 2005 and 11.0% and 12.1% at December 31, 2004.  The leverage ratios at December 31, 2005 and 2004 were 8.3% and 8.7%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2005, the Company and its subsidiary is categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since the notification that management believes have changed the Company’s category.

(18)                          Stock Option Arrangement

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

Under the Stock Option Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of the Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options.

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

		In Thousands, Except Per Share Amounts
		2005	2004	2003

Net earnings	As Reported	$2,085	$1,606	$829
	Proforma	$1,983	$1,576	$780

Basic earnings	As Reported	$1.47	$1.15	$.60
per common share	Proforma	$1.39	$1.13	$.57

Diluted earnings	As Reported	$1.42	$1.12	$.59
per common share	Proforma	$1.35	$1.10	$.55

A summary of the stock option activity is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	232,006	$16.19	258,754	$15.42	259,860	$15.38
Granted	38,000	17.00	—	—	6,720	16.98
Exercised	(18,602)	12.62	(26,748)	8.80	(2,666)	8.33
Forfeited	(3,500)	18.75	—	—	(5,160)	18.75
Outstanding at end of year	247,904	$16.54	232,006	$16.19	258,754	$15.42

Options exercisable at year end	247,904		193,317		198,952

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/05	Price	Life	at 12/31/05	Price

$ 8.33	46,084	$8.33	3.0 years	46,084	$8.33
$ 17 - $ 18.75	201,820	$18.42	6.1 years	201,820	$18.42

	247,904			247,904

Certain forfeited options were reallocated to remaining plan participants during 2005.

The fair value of options granted in 2005, 2004 and 2003 was $1.41, $1.55 and $1.41, respectively, for each option.  The fair value was estimated using the Black-Scholes option-pricing model using the following assumptions:  risk free rate of 4.19%, 4.05% and 4.70%; expected life of ten years; volatility of 0.01%; and dividend yield of 3.00% for 2005 and 2.88% for 2004 and 2003.

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

The following is a summary of the components comprising basic and diluted earnings per common share (EPS):

	In Thousands,
	Except Share and Per Share Amounts
	2005	2004	2003
Basic EPS Computation:
Numerator – Net earnings for the year	$2,085	1,606	829

Denominator – Weighted average number of common shares outstanding	1,421,824	1,399,524	1,379,764
Basic earnings per common share	$1.47	1.15	.60

Diluted EPS Computation:
Numerator – Net earnings for the year	$2,085	1,606	829

Denominator:
Weighted average number of common shares outstanding	1,421,824	1,399,524	1,379,764

Dilutive effect of stock options	49,346	33,148	31,967
	1,471,170	1,432,672	1,411,731

Diluted earnings per common share	$1.42	1.12	.59

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

Loans, Continued

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed.  Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing.  In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded.  Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2005 and 2004 are insignificant.  Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’ financial instruments at December 31, 2005 and 2004 are as follows:

	In Thousands
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$10,522	10,522	11,052	11,052
Securities	46,623	46,623	37,580	37,580
Restricted equity securities	781	1,118	655	912
Federal funds sold	11,616	11,616	—	—
Loans	152,983		129,851
Less: allowance for loan losses	(1,758)		(1,517)
Loans, net of allowance	151,225	148,987	128,334	127,895

Financial liabilities:
Deposits	199,678	199,453	154,975	155,136
Securities sold under repurchase agreements	1,979	1,979	636	636
Advances from FHLB	9,795	9,573	8,919	8,761
Federal funds purchased	—	—	3,804	3,804

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

(21)                          Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	In Thousands, except per share data
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$3,227	2,917	2,843	2,556	2,469	2,250	2,102	2,033

Net interest income	1,968	1,840	1,935	1,858	1,849	1,692	1,595	1,556

Provision for possible loan losses	145	25	75	60	120	110	90	120

Earnings before income taxes	858	789	700	749	735	551	528	488

Net earnings	615	523	458	489	488	422	362	334

Basic earnings per common share	.43	.37	.32	.35	.35	.30	.26	.24

Diluted earnings per common share	.41	.36	.31	.34	.34	.29	.26	.23

(22)                          Proposed Common Stock Share Reclassification

On December 20, 2005, the Company’s Board of Directors voted to reclassify common stock to reduce the number of record holders of common stock below 300 for the purpose of going private.

To facilitate this transaction a proposal to amend the Company charter and to reclassify common stock will be presented to Company shareholders for a vote.  Under the proposal, shares of existing common stock held by shareholders who own between 500 and 1,500 shares will be reclassified into shares of Class A common stock.  Shares of existing common stock held by shareholders who own less than 500 shares will be reclassified into shares of Class B common stock.  The reclassifications will be made on the basis of one share of Class A or Class B common stock for each share of common stock held.  The proposal is subject to shareholder and regulatory approval.

(23)                          Subsequent Event

The Bank provides ACH services for a number of its customers, one of which is an online payment processor (Legends’ customer).  In late January and early February, 2006, it was determined that one of the clients of the online payment processor was operating a ponzi scheme.  After the resulting payments were credited, a large level of ACH returns were initiated, which Legends Bank is required to honor for a period of 60 days from the initial transaction.  Through March 24, 2006 the Bank has honored $15.5 million of returns, in accordance with the ACH agreement signed with Legends’ customer.  The Bank continues to hold sufficient funds of its customer as of March 24, 2006 to cover any remaining liability from ACH return activity.  By virtue of honoring its ACH returns and preventing returns from other processors, Legends may have some potential future liability to those parties.  However, it is the opinion of both management and legal counsel that any further liabilities arising from the aforementioned information are currently unknown and indeterminable from existing facts.

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

Changes in Internal Controls

There were no changes in Legends Financial’s internal control over financial reporting during Legends Financial’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be filed with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  EXHIBITS

List of Exhibits Filed. None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be filed with the SEC.

INDEX OF EXHIBITS
DESCRIPTION OF EXHIBITS

EXHIBIT NO.

3.1	Charter of Legends Financial Holdings, Inc.*
3.2	Bylaws for Legends Financial Holdings, Inc.*
4	Specimen Stock Certificate for Legends Financial Holdings, Inc.*
10.1	2001 Statutory and Non-Statutory Stock Option Plan for Legends Financial Holdings, Inc., as successor-in-interest to Legends Bank*
21	Subsidiaries of Registrant **
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Incorporated by reference to Form 10-SB filed by Legends Financial with the Commission on November 22, 2002.

** Incorporated by reference to Form 10-KSB for the year ended December 31, 2004 filed by Legends Financial with the Commission on March 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

By:	/s/ Billy P. Atkins
Billy P. Atkins, President and Chief
Executive Officer

Date:	March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Billy P. Atkins
Billy P. Atkins, President and Chief
Executive Officer, Director

Date:	March 31, 2006

By:	/s/ Thomas E. Bates
Thomas E. Bates, Jr., Executive Vice President and Chief Financial Officer, Director

Date:	March 31, 2006

By:	/s/ James D. Amos
James D. Amos, Director

Date:	March 31, 2006

By:	/s/ Mark Ray Barnett
Mark Ray Barnett, Director

Date:	March 31, 2006

By:	/s/ William D. Dickson
William D. Dickson, Sr., Director

Date:	March 31, 2006

By:	/s/ Ronald Alan Goad
Ronald Alan Goad, Director

Date:	March 31, 2006

By:	/s/ Dick Wright Littleton
Dick Wright Littleton, Director

Date:	March 31, 2006

By:	/s/ David P. Nussbaumer
David P. Nussbaumer, Director

Date:	March 31, 2006

By:	/s/ Pravin Chhagan Patel
Pravin Chhagan Patel, Director

Date:	March 31, 2006

By:	/s/ Jimmy Terry
Jimmy Terry, Sr., Director

Date:	March 31, 2006

By:	/s/ Francis Gene Washer
Francis Gene Washer, Director

Date:	March 31, 2006

By:	/s/ Ralph D. Weiland
Ralph D. Weiland, Director

Date:	March 31, 2006