Form 10QSB
period 2006-03-31
LEGENDS FINANCIAL HOLDINGS INC
filed 2006-05-15
CIK 1173991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common stock, $1.00 par value, outstanding:  1,453,191 shares at May 12, 2006

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Unaudited)

	March 31,	December 31,
	2006	2005
	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,841,000 and $1,758,000 respectively	$152,960	151,225
Securities available-for-sale (amortized cost of $60,575,000 and $47,335,000, respectively)	59,734	46,623
Restricted equity securities	790	781
Federal funds sold	4,146	11,616
Interest-bearing deposit financial institution	2,094	—
Total earning assets	219,724	210,245

Cash and due from banks	9,778	10,522
Bank premises and equipment, net	7,216	6,302
Accrued interest receivable	1,116	1,006
Other real estate owned	583	603
Deferred tax asset, net	576	527
Goodwill	153	153
Other assets	290	403

Total assets	$239,436	229,761

Liabilities and Stockholders’ Equity
Deposits	$209,067	199,678
Securities sold under repurchase agreements	2,021	1,979
Accrued interest payable	567	708
Accounts payable and other liabilities	317	251
Advances from Federal Home Loan Bank	9,252	9,795
Income taxes payable	299	—
Total liabilities	221,523	212,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000, 1,435,064 and 1,427,099 shares issued and outstanding, respectively	1,435	1,427
Additional paid-in capital	12,828	12,711
Retained earnings	4,170	3,651
Net unrealized losses on available-for-sale securities, net of income taxes of $321,000 and $273,000, respectively	(520)	(439)
Total stockholders’ equity	17,913	17,350

Total liabilities and stockholders’ equity	$239,436	229,761

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
	(In Thousands
	Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,868	2,157
Interest and dividends on taxable securities	446	274
Interest and dividends on non-taxable securities	162	114
Interest and dividends on restricted equity securities	9	6
Interest on Federal funds sold	178	5
Interest-bearing deposit in financial institution	110	—
Total interest income	3,773	2,556

Interest expense:
Interest on negotiable order of withdrawal accounts	298	100
Interest on money market and savings accounts	501	106
Interest on certificates of deposits over $100,000	388	277
Interest on certificates of deposit - other	229	141
Interest on Federal funds purchased	1	7
Interest on advances from Federal Home Loan Bank	19	64
Interest on securities sold under repurchase agreements	94	3
Total interest expense	1,530	698
Net interest income before provision for possible loan losses	2,243	1,858
Provision for possible loan losses	90	60
Net interest income after provision for possible loan losses	2,153	1,798

Non-interest income:
Service charges on deposit accounts	213	174
Other fees and commissions	146	137
Gain on sale of securities	—	6
Gain on sale of other real estate	—	6
Fees on mortgage originations	46	68
Total non-interest income	405	391

Non-interest expense:
Employee salaries and benefits	833	765
Occupancy expenses, net	129	108
Furniture and equipment expense	121	113
Data processing expense	132	112
Directors fees and expense	37	42
Printing, postage and supplies	57	40
Advertising	58	22
Professional fees	108	52
Other operating expenses	230	161
Community relations	40	25
Total non-interest expense	1,745	1,440
Earnings before income taxes	813	749

Income taxes	294	260
Net earnings	$519	489
Basic earnings per common share	$.36	.35
Diluted earnings per common share	$.35	.34

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
	(In Thousands)

Net earnings	$519	489

Other comprehensive loss:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $48,000 and $150,000, respectively	(81)	(240)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $0 and $2,000, respectively	—	(4)
Other comprehensive loss	(81)	(244)

Comprehensive earnings	$438	245

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

Decrease in Cash and Cash Equivalents

(Unaudited)

	2006	2005
	(In Thousands)

Cash flows from operating activities:
Interest received	$3,712	2,566
Fees received	405	379
Interest paid	(1,671)	(688)
Cash paid to suppliers and employees	(1,458)	(1,502)
Income taxes received	5	(338)
Net cash provided by operating activities	993	417

Cash flows from investing activities:
Purchase of available-for-sale securities	(16,333)	(4,450)
Purchase of restricted equity securities	—	(21)
Proceeds from maturities, calls and principal payments of available-for-sale securities	2,016	1,232
Proceeds from sale of available-for-sale securities	1,019	536
Loans made to customers, net of repayments	(1,825)	(1,796)
Purchase of bank premises and equipment	(1,055)	(134)
Proceeds from sale of fixed asset	32	—
Increase in interest-bearing deposit in financial institution	(2,094)	—
Proceeds from sale of other real estate	20	194
Net cash used in investing activities	(18,220)	(4,439)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	15,892	2,683
Net decrease in time deposits	(6,503)	1,866
Decrease in federal funds purchased	—	(3,168)
Proceeds from sale of common stock issued pursuant to stock option plan	125	185
Increase (decrease) in repurchase agreements	42	(316)
Repayment of advances from Federal Home Loan Bank	(543)	(1,506)
Net cash provided by (used in) financing activities	9,013	(256)

Net decrease in cash and cash equivalents	(8,214)	(4,278)

Cash and cash equivalents at beginning of period	22,138	11,052

Cash and cash equivalents at end of period	$13,924	6,774

See accompanying notes to consolidated financial statements (unaudited).

	2006	2005
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$519	489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	109	102
Amortization and accretion	58	43
FHLB dividend reinvestment	(9)	(6)
Security gains related to available-for-sale securities	—	(6)
Gains on sales of other real estate	—	(6)
Provision for possible loan losses	90	60
Increase in accrued interest receivable	(110)	(27)
Decrease in other assets	112	10
Increase (decrease) in accrued interest payable	(141)	10
Increase (decrease) in other liabilities	66	(174)
Increase (decrease) in income taxes payable	299	(78)
Total adjustments	474	(72)

Net cash provided by operating activities	$993	417

Supplemental Schedule of Non-Cash Activities:

Unrealized loss on available-for-sale securities, net of income taxes of $48,000 and $152,000, respectively	$81	244

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Legends Financial as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, comprehensive earnings for the three months ended March 31, 2006 and 2005, and changes in cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2005 financial statements presented in Legends Financial’s December 31, 2005 financial statements presented in Legends Financial’s December 31, 2005 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)

Balance, January 1, 2006 and 2005, respectively	$1,758	1,517
Add (deduct):
Losses charged to allowance	(10)	(4)
Recoveries credited to allowance	3	3
Provision for loan losses	90	60
Balance, March 31, 2006 and 2005, respectively	$1,841	1,576

The provision for loan losses was $90,000 and $60,000 for the first three months of 2006 and 2005, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”). The Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank. At March 31, 2006, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 64,149 shares have been exercised). At March 31, 2006, 43,851 shares have been granted and not exercised and all of these shares are exercisable as of March 31, 2006.

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan provides for the granting of 215,998 shares of stock available for options. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years. At March 31, 2006, 180,860 shares of the options had been granted at $18.75 per share and 40,500 shares of the options had been granted at $17 per share (10,340 shares have been forfeited and reallocated to plan participants and 14,932 shares have been exercised). At March 31, 2006, 196,088 shares had been granted and not exercised of which all were exercisable.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of Legends Financial. As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement. However, under SFAS No. 123, Legends Financial is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for Legends Financial’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, Legends Financial’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below. Proforma earnings for the three months ended March 31, 2006 were not reflected due to SFAS No. 123R being effective for the entire period.

		In Thousands, Except Per Share Amounts For the Period from January 1, 2005 to March 31, 2005

Net earnings	As Reported	$489
	Proforma	$450

Basic earnings per	As Reported	$.35
common share	Proforma	$.32

Diluted earnings per	As Reported	$.34
common share	Proforma	$.31

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

The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 30,
(In Thousands, Except Share Amounts)	2006	2005

Basic EPS Computation:
Numerator – Net earnings for the period	$519	489
Denominator – Weighted average number of common shares outstanding	1,429,722	1,416,352
Basic earnings per common share	$.36	.35

Diluted EPS Computation:
Numerator – Net earnings for the period	$519	489
Denominator:
Weighted average number of common shares outstanding	1,429,722	1,416,352
Effect of stock options	59,198	29,624
	1,488,920	1,445,976
Diluted earnings per common share	$.35	.34

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements. Reference should also be made to the Company’s December 31, 2005 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations. These financial statements are in the Company’s Annual Report of Form 10-KSB, which is available at www.sec.gov.

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

The primary effect of this transaction will be to reduce the Company’s total number or record holders of common stock to below 300. As a result, the registration of our common stock under federal securities laws terminated and will no longer be considered a “public” company.

The Company is proposing the amendments to its charter because its Board of Directors has concluded, after careful consideration, that the costs and other disadvantages associated with being an SEC-reporting company outweigh any of the advantages. The reasons for reaching this conclusion are based on:

•                  the administrative burden and expense of making periodic filings with the SEC:

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

Results of Operations

The Company had net earnings of $519,000 and $489,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in earnings is the result of continued growth in the assets of the Company. Basic earnings per common share was $.36 and $.35 for the three months ended March 31, 2006 and 2005, respectively, and diluted earnings per common share was $.35 and $.34 for the three months ended March 31, 2006 and 2005, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the three months ended March 31, 2006 and 2005 was $3,773,000 and $2,556,000, respectively, an increase of $1,217,000 or 47.6% and total interest expense was $1,530,000 and $698,000, respectively, an increase of $832,000 or 119.2%. Net interest income for the first three months of 2006 and 2005 totaled $2,243,000 and $1,858,000, respectively. The increase in net interest income was $385,000 or 20.7% for the quarter ended March 31, 2006 over the first three months of 2005 primarily due to continued growth of the Bank. Interest rates are expected to increase slightly in 2006. Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2006 to maintain a satisfactory net interest margin.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three month period ended March 31, 2006 was $90,000 as compared to $60,000 for the same period in 2005. The provision for loan losses raised the allowance for possible loan losses to $1,841,000 at March 31, 2006, an increase of 4.7% from $1,758,000 at December 31, 2005. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 2006 to be adequate. The allowance for loan losses was 1.19% and 1.15% of loans outstanding at March 31, 2006 and December 31, 2005, respectively.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions, security gains and gains on sale of other real estate. Non-interest income, excluding security gains and gains on sale of other real estate, increased $20,000 or 5.2% during the three months ended March 31, 2006 as compared to the same period in 2005. There were no security gains for the three months ended March 31, 2006 as compared to $6,000 for the same period in 2005. There were no gains on sale of other real estate for the three months ended March 31, 2006 as compared to $6,000 for the same period in 2005. The increase in non-interest income was due primarily to increases in service charges on deposit accounts resulting from the growth of the Company’s loan portfolio and deposit base. Management projects that service charges on deposit accounts will continue to increase during the remainder of 2006 due to expected growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expense, directors fees and expenses, advertising expense, printing and supplies, professional fees and other operating expenses. Non-interest expense increased $305,000 or 21.2% during the three months ended March 31, 2006 as compared to the same period in 2005. The increases in non-interest expenses are attributable primarily to increases in salaries and benefits associated with an increase in the number of employees necessary to support the Company’s expanded operations. The increases also resulted from increased professional fees related to certain ACH matters discussed later. The increase in occupancy expenses was also due to the Company’s expanded operations. Other operating expenses for the three months ended March 31, 2006 increased from $161,000 to $230,000 for the first quarter of 2006 as compared to 2005. These expenses include taxes, supplies, communications and general operating costs.

Financial Condition

Balance Sheet Summary. The Company’s total assets increased 4.2% to $239,436,000 at March 31, 2006 from $229,761,000 at December 31, 2005. Loans, net of allowance for possible loan losses, totaled $152,960,000 at March 31, 2006, a 1.1% increase compared to $151,225,000 at December 31, 2005. Investment securities increased $13,111,000 or 28.1% from December 31, 2005 to $59,734,000 at March 31, 2006.

Total liabilities increased 4.3% to $221,523,000 for the three months ended March 31, 2006 compared to $212,411,000 at December 31, 2005. This increase was composed primarily of a $9,389,000 increase in deposits.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	March 31,	December 31,
	2006	2005
	(In Thousands)

Commercial, financial and agricultural	$34,784	30,059
Consumer	5,966	5,204
Real estate - mortgage	84,252	85,999
Real estate - construction	29,799	31,721
Total	$154,801	152,983

Loans are a large component of the Bank’s assets and are a primary source of income. The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; consumer; real estate - mortgage; and real estate - construction. The table above sets forth the loan categories in the portfolio at March 31, 2006 and December 31, 2005.

As represented in the table, primary loan growth was in commercial loans. Management is increasing loans in an orderly fashion to maintain quality.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $27,583,000 and $5,966,000, respectively at March 31, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2006 and December 31, 2005, the Company had $1,036,000 and $1,037,000, respectively, of loans on nonaccrual status.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2006 the Company had no loans that have had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of March 31, 2006, the Company had impaired loans totaling $1,977,000. A specific allocation of $243,000 has been established by management related to these loans. The total amount of interest recognized during the period on impaired loans approximated $35,000 and the average recorded investment for the three months ended March 31, 2006 was $2,040,000. At December 31, 2005, impaired loans totaled $2,010,000 and had specific allowance for possible loan losses of $225,000 allocated. The impaired loans are generally commercial loans and have been classified as substandard by management’s internal grading system. The total collateral of these loans approximates $2,605,000.

The following schedule details selected information as to non-performing loans of the Company at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	990	$—	994
Consumer loans	—	5	—	2
Commercial loans	—	41	—	41
	$—	1,036	$—	1,037

Renegotiated loans	$—		$—

Securities

Securities totaled $59,734,000 and $46,623,000 at March 31, 2006 and December 31, 2005, respectively, and was a primary component of the Bank’s earning assets. Restricted equity securities totaled $790,000 and $781,000 at March 31, 2006 and December 31, 2005, respectively. The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

The Bank’s classification of securities as of March 31, 2006 and December 31, 2005 is as follows:

	Available-for-Sale
	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$10,459	10,343	$4,904	4,782
Mortgage-backed securities	30,425	29,805	23,322	22,797
Obligations of states and political subdivisions	17,173	17,103	16,589	16,554
Domestic corporate bonds	2,518	2,483	2,520	2,490
	$60,575	59,734	$47,335	46,623

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for the Bank, totaled $209,067,000 and $199,678,000 at March 31, 2006 and December 31, 2005, respectively. The Bank has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $17.9 million mature or will be subject to rate adjustments within the next twelve months.

The Company has entered into an interest rate swap agreement. The swap instrument totals $500,000 and the Company receives a fixed rate of 6.65% through January 28, 2009. The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points. As of March 31, 2006 the transaction has resulted in an unrealized loss of approximately $19,000.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2006, loans of approximately $75.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $32.5 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

The Company has committed to the construction of a facility in Clarksville Montgomery County, Tennessee during 2006 at an estimated cost of $2,000,000. The facility will accommodate the Company’s mortgage department, administrative offices and the relocation of an existing branch.

Currently, the Bank handles all the deposits for the City of Clarksville. The withdrawal of these deposits could negatively impact anticipated deposit growth.

In the normal course of business, the Bank provides ACH services for its customers. As a result, a certain level of liability is incurred that is mitigated through agreements, activity level limits, financial review of participating parties, and even bank held reserves when determined necessary. One of those customers utilizing ACH services is an online payment processor. During the three months ended March 31, 2006, one of the clients of the online payment processor was determined to be operating a ponzi scheme. The ponzi operation grew rapidly and exponentially, dramatically increasing exposure levels for the Bank. After the resulting payments were credited, a large level of ACH returns were initiated, which the Bank was required to honor for a period of 60 days from the initial transaction. Through April, 2006 the Bank has honored approximately $16 million of returns, in accordance with the ACH agreement signed with the Bank’s customer. The Bank continues to hold sufficient funds of its customer as of May, 2006 to cover any remaining liability from ACH return activity. The Bank instituted policy and procedure allowed the exposure to be effectively managed. By virtue of honoring its ACH returns and preventing returns from other processors, the Bank may have some potential future liability to those parties. However, it is the opinion of both management and legal counsel that any further liabilities arising from the aforementioned information are currently unknown and indeterminable from existing facts.

At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way other than the branch opening and city accounts previously discussed.

Capital Position

At March 31, 2006, total stockholders’ equity was $17,913,000 or 7.5% of total assets, which compares with $17,350,000 or 7.6% of total assets at December 31, 2005. The dollar increase in stockholders’ equity during the three months ended March 31, 2006 results from the Company’s earnings of $519,000, proceeds from the issuance of stock pursuant to the Company’s stock option plan totaling $125,000 which was offset by a $81,000 unrealized loss on available-for-sale securities.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2006, the Company’s total risk-based capital ratio was 10.5% and its Tier I risk-based capital ratio was 9.4%. At December 31, 2005, the Company’s total risk-based capital ratio was 11.2% and its Tier I risk-based capital ratio was 10.1%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At March 31, 2006, the Company had a leverage ratio of 7.1% compared to 8.3% at December 31, 2005. It is management’s objective to leverage the Company to approximately a 8% capital ratio. The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.

There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarters ended March 31, 2006 and 2005, the Company issued 7,965 and 14,654 shares, respectively, of its voting common stock in connection with the exercise of options and no shares were redeemed. No shares of the Company’s common voting stock were redeemed for the year ending December 31, 2005. Privately negotiated trades may not be reliable indicators of value.

On March 21, 2006, the Company’s Board of Directors recommended a dividend be paid in the amount of $0.35 per share for record holders as of April 10, 2006. On May 1, 2006, the dividends were paid in the amount of $509,000.

Off Balance Sheet Arrangements

At March 31, 2006 the Company had unfunded loan commitments outstanding of $32.2 million and outstanding standby letters of credit of $2.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Primarily the commitments that are regularly funded relate to construction projects and generally are funded over a period of time. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended March 31, 2006.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

01/24/06	700	$8.33
01/25/06	532	$18.75
02/03/06	1,288	$8.33
03/01/06	1,680	$18.75
03/01/06	1,000	$17.00
03/31/06	245	$8.33
03/31/06	2,520	$18.75

The aggregate proceeds of the shares sold were $124,326.

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

(b)         Not applicable

(c)          No repurchases for Company securities were made during the quarter ended March 31, 2006. The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB.

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

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	May 15, 2006	/s/	Billy Atkins
Billy Atkins, President and Chief Executive Officer

DATE:	May 15, 2006	/s/	Thomas Bates
Thomas Bates, Jr., Executive Vice President
and Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2006

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibit 31.1 and 31.2	Rule 13a-14(a) Certifications.

Exhibit 32.1 and 32.2	1350 Certifications.