Form 10QSB
period 2006-06-30
LEGENDS FINANCIAL HOLDINGS INC
filed 2006-08-14
CIK 1173991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock, $1.00 par value, outstanding:  1,459,891 shares at August 11, 2006

Transitional Small Business Disclosure Format (check one):  Yes  ☐       No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐       No  ☒

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited)

	June 30,	December 31,
	2006	2005
	(In Thousands)
Assets

Loans, less allowance for possible loan losses of $1,867,000 and $1,758,000 respectively	$154,515	$151,225
Securities available-for-sale, at market (amortized cost of $61,813,000 and $47,335,000, respectively)	60,358	46,623
Restricted equity securities	858	781
Federal funds sold	1,592	11,616
Interest-bearing deposit financial institution	2,123	—
	219,446	210,245

Cash and due from banks	14,885	10,522
Bank premises and equipment, net	7,236	6,302
Accrued interest receivable	1,168	1,006
Other real estate owned	583	603
Deferred tax asset, net	811	527
Goodwill	153	153
Other assets	298	403

Total assets	$244,580	$229,761

Liabilities and Stockholders’ Equity

Deposits	$215,176	$199,678
Securities sold under repurchase agreements	1,226	1,979
Accrued interest payable	703	708
Accounts payable and other liabilities	419	251
Advances from Federal Home Loan Bank	9,210	9,795
Total liabilities	226,734	212,411

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $1 per share, authorized 2,000,000 shares, 1,454,191 and 1,427,099 shares issued and outstanding, respectively	1,454	1,427
Additional paid-in capital	13,015	12,711
Retained earnings	4,275	3,651
Net unrealized losses on available-for-sale securities, net of income taxes of $557,000 and $273,000, respectively	(898)	(439)
Total stockholders’ equity	17,846	17,350

Total liabilities and stockholders’ equity	$244,580	$229,761

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands		(In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$3,049	$2,436	$5,917	$4,593
Interest and dividends on taxable securities	493	283	939	557
Interest and dividends on non-taxable securities	169	111	331	225
Interest and dividends on restricted equity securities	11	8	20	14
Interest on Federal funds sold	61	5	239	10
Interest-bearing deposit in financial institution	28	—	138	—
Total interest income	3,811	2,843	7,584	5,399

Interest expense:
Interest on negotiable order of withdrawal accounts	359	167	657	267
Interest on money market and savings accounts	430	149	931	255
Interest on certificates of deposits over $100,000	461	323	849	600
Interest on certificates of deposit - other	266	169	495	310
Interest on Federal funds purchased	—	9	1	16
Interest on advances from Federal Home Loan Bank	19	80	38	144
Interest on securities sold under repurchase agreements	95	11	189	14
Total interest expense	1,630	908	3,160	1,606

Net interest income before provision for loan losses	2,181	1,935	4,424	3,793
Provision for loan losses	20	75	110	135
Net interest income after provision for loan losses	2,161	1,860	4,314	3,658

Non-interest income:
Service charges on deposit accounts	250	193	463	367
Other fees and commissions	146	146	292	283
Gain on sale of securities	—	—	—	6
Gain on sale of fixed assets and other real estate	4	—	4	6
Fees on mortgage originations	46	32	92	100
Total non-interest income	446	371	851	762

Non-interest expenses:
Employee salaries and benefits	841	791	1,674	1,556
Occupancy expenses, net	129	113	258	221
Furniture and equipment expense	120	124	241	237
Data processing expense	129	117	261	229
Directors fees and expense	40	38	77	80
Printing, postage and supplies	55	54	112	94
Professional fees	91	48	199	100
Community relations	33	39	73	64
Advertising expense	93	32	151	54
Loss on sale of securities	1	—	1	—
Other operating expenses	163	175	393	336
Total non-interest expense	1,695	1,531	3,440	2,971

Earnings before income taxes	912	700	1,725	1,449

Income taxes	298	242	592	502

Net earnings	$614	$458	$1,133	$947

Basic earnings per common share	$.42	$.32	$.79	$.67

Diluted earnings per common share	$.41	$.31	$.76	$.65

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

Net earnings	$614	$458	$1,133	$947

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $235,000, $190,000, $284,000 and $42,000, respectively	(379)	307	(460)	67
Less: reclassification adjustment for gains included in net earnings, net of taxes of $0, $0, $0, and $2,000, respectively	1	—	1	(4)
Other comprehensive earnings (loss)	(378)	307	(459)	63

Comprehensive earnings	$236	$765	$674	$1,010

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$7,503	$5,420
Fees received	847	751
Interest paid	(3,165)	(1,501)
Cash paid to suppliers and employees	(2,973)	(2,841)
Income taxes paid	(571)	(616)
Net cash provided by operating activities	1,641	1,213

Cash flows from investing activities:
Purchase of available-for-sale securities	(21,853)	(8,114)
Proceeds from maturities, calls and principal payments of available-for-sale securities	5,178	3,420
Loans made to customers, net of repayments	(3,400)	(11,878)
Purchase of bank premises and equipment	(1,187)	(357)
Proceeds from sales of available-for-sale securities	2,097	531
Purchase of restricted equity securities	(59)	(99)
Proceeds from sale of other real estate	20	195
Proceeds from sale of fixed assets	43	16
Increase in interest-bearing deposits	(2,123)	—
Net cash used in investing activities	(21,284)	(16,286)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	12,510	7,282
Net increase in time deposits	2,988	7,602
Decrease in Federal funds purchased	—	(3,154)
Proceeds from sale of common stock	331	185
Dividends paid	(509)	(427)
Decrease in securities sold under repurchase agreements	(753)	(209)
Advances from (repayment of advances) Federal Home Loan Bank	(585)	3,988
Net cash provided by financing activities	13,982	15,267

Net increase (decrease) in cash and cash equivalents	(5,661)	194

Cash and cash equivalents at beginning of period	22,138	11,052

Cash and cash equivalents at end of period	$16,477	$11,246

See accompanying notes to consolidated financial statements (unaudited).

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,133	$947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	214	203
Amortization and accretion	99	105
FHLB dividend reinvestment	(18)	(12)
Gains on sale of other real estate	—	(6)
Gain on sale of fixed assets	(4)	—
Security losses (gains) related to available-for-sale securities	1	(6)
Provision for loan losses	110	135
Increase in accrued interest receivable	(162)	(72)
Decrease in other assets	105	18
Increase (decrease) in accrued interest payable	(5)	105
Increase (decrease) in other liabilities	147	(90)
Increase (decrease) in income taxes payable	21	(114)
Total adjustments	508	266

Net cash provided by operating activities	$1,641	$1,213

Supplemental Schedule of Non-Cash Activities:

Unrealized loss on available-for-sale securities, net of income taxes of $284,000 and $40,000, respectively	$(459)	$63

See accompanying notes to consolidated financial statements (unaudited).

LEGENDS FINANCIAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Legends Financial Holdings, Inc. (“Legends Financial”) or (“the Company”), Legends Bank (“Legends Bank”), its wholly-owned subsidiary, and Legends Financial Services, Inc., a wholly-owned subsidiary of Legends Bank  On February 27, 2002, the stockholders of Legends Bank voted to exchange their stock for stock in Legends Financial.  Effective July 1, 2002, Legends Financial became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  The transaction has been treated as a reorganization for accounting purposes.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Legends Financial as of June 30, 2006 and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, comprehensive earnings for the three months and six months ended June 30, 2006 and 2005 and changes in cash flows for the six months ended June 30, 2006 and 2005.  All significant intercompany transactions have been eliminated.  The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2005 financial statements presented in Legends Financial’s December 31, 2005 Annual Report to Stockholders.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)

Balance, January 1, 2006 and 2005, respectively	$1,758	$1,517
Add (deduct):
Losses charged to allowance	(15)	(40)
Recoveries credited to allowance	14	4
Provision for loan losses	110	135
Balance, June 30, 2006 and 2005, respectively	$1,867	$1,616

The provision for loan losses was $110,000 and $135,000 for the first six months of 2006 and 2005, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and  composition of the loan portfolio, review of specific loan  problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

Stock Option Arrangement

In December, 1998, the Board of Directors of Legends Bank approved the Legends Bank 1998 Stock Option Arrangement (the “1998 Arrangement”).  The 1998 Arrangement provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 74,400 shares of common stock to officers of Legends Bank and up to 33,600 shares of common stock to the Directors of Legends Bank.  At June 30, 2006, 108,000 shares have been granted at $8.33 per share (720 shares have been forfeited and reallocated to plan participants and 78,436 shares have been exercised).  At June 30, 2006, 29,564 shares have been granted and not exercised and all of these shares are exercisable at June 30, 2006.

Under the 1998 Arrangement, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to five years following the date such option award are granted.  Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

In April of 2001 the Board of Directors of Legends Bank approved the 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan provides for the granting of 215,998 shares of stock available for options.  Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are exercisable over three to six years.  At June 30, 2006, 180,860 shares of the options had been granted at $18.75 per share and 40,500 shares of the options had been granted at $17 per share (10,340 options have been forfeited and reallocated to plan participants and 19,772 shares have been exercised).  At June 30, 2006, 191,248 shares had been granted and not exercised of which all were exercisable at June 30, 2006.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of Legends Financial. As is permitted, management has elected to continue accounting for the arrangement under APB Opinion 25 and related Interpretations in accounting for its arrangement. However, under SFAS No. 123, Legends Financial is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for Legends Financial’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, Legends Financial’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below. Proforma earnings for the three and six months ended June 30, 2006 were not reflected due to SFAS No. 123R being effective for the entire period.

		In Thousands, Except Per Share Amounts
		Three Months	Six Months
		Ended	Ended
		June 30, 2005	June 30, 2005
Net earnings	As Reported	$458	$947
	Proforma	$453	$903

Basic earnings per common share	As Reported	$.32	$.67
	Proforma	$.32	$.64

Diluted earnings per common share	As Reported	$.31	$.65
	Proforma	$.31	$.62

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

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2006	2005	2006	2005

Basic EPS Computation:
Numerator – net earnings for the period	$614	$458	$1,133	$947
Denominator - weighted average number of common shares outstanding	1,452,444	1,423,151	1,441,116	1,419,770

Basic earnings per common share	$.42	$.32	$.79	$.67

Diluted EPS Computation:
Numerator-net earnings available to common shareholders	$614	$458	$1,133	$947

Denominator:
Weighted average number of common shares outstanding	1,452,444	1,423,151	1,441,116	1,419,770
Dilutive effect of stock options	56,897	33,432	56,897	40,596
	1,509,341	1,456,583	1,498,013	1,460,366

Diluted earnings per common share	$.41	$.31	$.76	$.65

Item 2.         Management’s Discussion and Analysis or Plan of Operation

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the financial statements.  Reference should also be made to the Company’s December 31, 2005 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of operations.  These financial statements are available in the Company’s Annual Report of Form 10-KSB, which is available at www.sec.gov.

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

Results of Operations

The Company had net earnings of $614,000 and $1,133,000 for the three and six months ended June 30, 2006 as compared to $458,000 and $947,000 in earnings for the same period in 2005.  The increase in earnings is the result of continued growth in the assets of the Company.

On a per share basis, the net earnings for the three months ended June 30, 2006, resulted in basic and diluted earnings per common share of $0.42 and $0.41, respectively, and basic and diluted earnings per common share of $0.79 and $0.76 for the six months ended June 30, 2005, respectively.  For the three months ended June 30, 2005 the basic and diluted earnings per common share was $.32 and $.31, respectively, and the basic and diluted earnings per common share was $.67 and $.65 for the six months ended June 30, 2006, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Total interest income for the six months ended June 30, 2006 and 2005 was $7,584,000 and $5,399,000, respectively.  Total interest expense for the six months ended June 30, 2006 and 2005 was $3,160,000 and $1,606,000, respectively.  This resulted in an increase in net interest income of $631,000 or 16.6% during the first six months of 2006 as compared to the comparable period in the prior year.  Total interest income for the three months ended June 30, 2006 and 2005 was $3,811,000 and $2,843,000, respectively.  Total interest expense for the three months ended June 30, 2006 and 2005 was $1,630,000 and $908,000.  The foregoing resulted in an increase in net interest income of $246,000 or 12.7% during the three months ended June 30, 2006 as compared to the same period in the prior year.  The increase is due primarily to continued growth of Legends Bank.  Interest rates are expected to increase slightly in 2006.  Management believes that a satisfactory level of loans and deposits can be originated or repriced during the remainder of 2006 to maintain a satisfactory net interest margin.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy.  The provision for loan losses during the three and six month period ended June 30, 2006 was $20,000 and $110,000, respectively, as compared to $75,000 and $135,000, respectively, for the same periods in 2005.  The provision for loan losses raised the allowance for loan losses to $1,867,000 at June 30, 2006, an increase of 6.2% from $1,758,000 at December 31, 2005.  The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment.  Management believes the allowance for possible loan losses at June 30, 2006 to be adequate.  The allowance for loan losses was 1.19% and 1.15% of loans outstanding at June 30, 2006 and December 31, 2005, respectively.

Non-Interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fees and commissions, security gains, gains on sale of fixed assets and fees on mortgage originations.  Non-interest income, excluding security gains increased $95,000 or 12.6% during the six months ended June 30, 2006 as compared to the same period in 2005.  The increase for the quarter ended June 30, 2006 was $75,000 or 20.2% as compared to the same period in 2005.  There were no security gains for the three months and six months ended June 30, 2006 as compared to $6,000 for the six months ended June 30, 2005.  The increase in non-interest income for the six months ended June 30, 2006 was due primarily to increases in service charges on deposit accounts resulting from the growth of the Company’s loan portfolio and deposit base.  Management projects that other fees and commissions will continue to increase during the remainder of 2006 due to growth of the Company.

Non-Interest Expense

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees and expenses, printing and supplies, professional fees, Community relations expenses, advertising expenses and other operating expenses.  Non-interest expense increased $469,000 or 15.8% during the six months ended June 30, 2006 as compared to the same period in 2005.  The increase for the quarter ended June 30, 2006 was $164,000 or 10.7% as compared to the same period in 2005.  The increases in non-interest expense are attributable primarily to increases in salaries and benefits due to continued growth of the Company.  Other operating expenses for the six months ended June 30, 2006 increased to $393,000 from $336,000 for the first six months of 2005.  These expenses include taxes, supplies, communications and general operating costs.

Financial Condition

Balance Sheet Summary.  The Company’s total assets increased 6.5% to $244,580,000 at June 30, 2006 from $229,761,000 at December 31, 2005.  Loans, net of allowance for loan losses, totaled $154,515,000 at June 30, 2006, a 2.2% increase compared to $151,225,000 at December 31, 2005.  Investment securities increased $13,735,000 or 29.5% to $60,358,000 at June 30, 2006.

Total liabilities increased by 6.7% to $226,734,000 for the six months ended June 30, 2006 compared to $212,411,000 at December 31, 2005.  This increase was composed primarily of a $15,498,000 increase in total deposits during the six months ended June 30, 2006.  Advances from the Federal Home Loan Bank and securities sold under repurchase agreements decreased by $585,000 and $753,000 during the six months ended June 30, 2006, respectively.

A more detailed discussion of assets, liabilities and capital follows:

Loans

Loan categories are as follows:

	June 30,	December 31,
	2006	2005
	(In Thousands)

Commercial, financial and agricultural	$33,016	$30,059
Installment	5,594	5,204
Real estate - mortgage	84,371	85,999
Real estate - construction	33,401	31,721
Total	$156,382	$152,983

Loans are a large component of the Company’s assets and are a primary source of income.  The loan portfolio is composed of four primary loan categories:  commercial, financial and agricultural; installment; real estate - mortgage; and real estate - construction.  The table above sets forth the loan categories in the portfolio at June 30, 2006 and December 31, 2005.

As represented in the table, primary loan growth was in commercial, financial and agricultural loans.  Management is increasing loans in an orderly fashion to maintain quality.

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

The Company’s first mortgage single family residential and consumer loans which total approximately $22,464,000 and $5,594,000, respectively at June 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.  Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses.  Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt.  If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.  A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.  At June 30, 2006 and December 31, 2005, the Company had $1,056,000 and $1,037,000, respectively, of loans on nonaccrual status.

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

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring.  Interest is accrued on such loans that continue to meet the modified terms of their loan agreements.  At June 30, 2006 the Company had no loans that have had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

As of June 30, 2006, the Company had impaired loans totaling $1,687,000.  A specific allocation of $236,000 has been established by management related to these loans.  The total amount of interest recognized during the period on impaired loans approximated $64,000 and the average recorded investment for the six months ended June 30, 2006 was $1,945,000.  At December 31, 2005, impaired loans totaled $2,010,000 and had specific allowance for loan losses of $225,000 allocated.  The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans.  The total collateral of these loans approximated $2,248,000 at June 30, 2006.

The following schedule details selected information as to non-performing loans of Legends Bank at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$—	1,045	$—	994
Installment loans	—	11	—	2
Commercial	—	—	—	41
	$—	1,056	$—	1,037

Renegotiated loans	$—		$—

Securities

Securities totaled $60,358,000 and $46,623,000 at June 30, 2006 and December 31, 2005, respectively, and was a primary component of Legends Bank’s earning assets.  Restricted equity securities totaled $858,000 and $781,000 at June 30, 2006 and December 31, 2005, respectively.  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”.  Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

Legends Bank’s classification of securities as of June 30, 2006 and December 31, 2005 is as follows:

	Available-for-Sale
	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$9,839	9,660	$4,904	4,782
Mortgage-backed securities	28,527	27,624	23,322	22,797
Obligations of states and political subdivisions	18,221	17,895	16,589	16,554
Asset backed securities	3,710	3,707	—	—
Domestic corporate bonds	1,516	1,472	2,520	2,490
	$61,813	60,358	$47,335	46,623

No securities have been classified as trading or held-to-maturity securities.

Deposits

Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $215,176,000 and $199,678,000 at June 30, 2006 and December 31, 2005, respectively.  The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

Management believes the Montgomery and Stewart County areas in Tennessee are a growing economic market offering growth opportunities for the Legends Bank; however, the Company competes with several large bank holding companies that have banking offices in this area.  Even though Legends Bank is in a very competitive market, management currently believes that it is possible to increase Legends Bank’s deposit and asset size.  Management believes that it’s position as a locally oriented financial institution that offers personalized service will contribute significantly to loan and deposit growth and eventually to overall profitability.  However, no assurance of market growth can be given.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling $15.6 million mature or will be subject to rate adjustments within the next twelve months.

The Company has entered into an interest rate swap agreement.  The swap instrument totals $500,000 and has a fixed rate yield of 6.65% through January 28, 2009.  The underlying security used in the swap transaction is a trust preferred security which yields LIBOR plus three hundred fifty basis points.  As of June 30, 2006, the transaction has resulted in an unrealized loss of approximately $28,000.

A secondary source of liquidity is the Company’s loan portfolio.  At June 30, 2006, loans of approximately $73.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $37.6 million will become due during the next twelve months.  Management anticipates that there will be no significant reductions from withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

The Company has committed to the construction of a facility in Clarksville Montgomery County, Tennessee during 2006 at an estimated cost of $2,500,000.  The facility will accommodate the Company’s mortgage department, administrative offices and the relocation of an existing branch.

Currently, Legends Bank handles all the deposits for the City of Clarksville.  This agreement will expire February, 2007.  The withdrawal of these deposits or non-renewal of the agreement could negatively impact anticipated deposit growth.

In the normal course of business, Legends Bank provides ACH services for its customers.  As a result, a certain level of liability is incurred that is mitigated through agreements, activity level limits, financial review of participating parties, and even bank held reserves when determined necessary.  One of those customers utilizing ACH services is an online payment processor.  During the six months ended June 30, 2006, one of the clients of the online payment processor was determined to be operating a ponzi scheme.  The ponzi operation grew rapidly and exponentially, dramatically increasing exposure levels for Legends Bank.  After the resulting payments were credited, a large level of ACH returns were initiated, which Legends Bank was required to honor for a period of 60 days from the initial transaction.  Legends Bank continues to hold sufficient funds of its customer as of July, 2006 to cover any remaining liability from ACH return activity.  Legends Bank instituted policy and procedure allowed the exposure to be effectively managed.  By virtue of honoring its ACH returns and preventing returns from other processors, Legends Bank may have some potential future liability to those parties.  However, it is the opinion of both management and legal counsel that any further liabilities arising from the aforementioned information are currently unknown and indeterminable from existing facts.

At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way other than the branch opening previously discussed.

Capital Position

At June 30, 2006, total stockholders’ equity was $17,846,000 or 7.3% of total assets, which compares with $17,350,000 or 7.6% of total assets at December 31, 2005.  The dollar increase in stockholders’ equity during the six months ended June 30, 2006 results from the Company’s income of $1,133,000, proceeds from issuance of stock pursuant to the Company’s stock option plan totaling $331,000 and an unrealized loss on available-for-sale securities of $459,000 which was offset by a dividend paid of $509,000.

Legends Bank principal regulators have established minimum risk-based capital requirements and leverage capital requirements for Legends Bank.  These guidelines classify capital into two categories of Tier I and Total risk-based capital.  Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Legends Bank has none, and a part of the allowance for possible loan losses).  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets.  The risk-based capital guidelines require Legends Bank to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.  At June 30, 2006, Legends Bank’s total risk-based capital ratio was 11.1% and its Tier I risk-based capital ratio was 10.1%.  At December 31, 2005, Legends Bank’s total risk-based capital ratio was 11.2% and its Tier I risk-based capital ratio was 10.1%.  The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for Legends Bank is 4%.  At June 30, 2006, Legends Bank had a leverage ratio of 7.7% compared to 8.3% at December 31, 2005.  The emphasis will be on asset quality and growth in core deposits both of which should be aided by the large stockholder base.  It is management’s objective to leverage Legends Bank to approximately an 8% capital ratio.

There is no established trading market for the Company’s stock.  From time to time the Company may acquire shares of its stock to provide some liquidity in the shares.  During the quarter ended June 30, 2006, the Company issued 19,127 shares of its voting common stock in connection with the exercise of options and no shares were redeemed.  Privately negotiated trades may not be reliable indicators of value.

On March 21, 2006, the Company’s Board of Directors recommended a dividend be paid in the amount of $0.35 per share for holders of record as of April 10, 2006.  On May 1, 2006, the dividends were paid in the amount of $509,000.

Off Balance Sheet Arrangements

At June 30, 2006 the Company had unfunded loan commitments outstanding of $32.4 million and outstanding standby letters of credit of $1.6 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Primarily the commitments that are regularly funded relate to construction projects and generally are funded over a period of time.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  Additionally, the Company could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

There have been no changes in our internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting during the three months ended June 30, 2006.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share

04/03/06	8,037	$8.33
04/03/06	640	$18.75
04/07/06	2,200	$18.75
04/07/06	1,000	$17.00
04/07/06	6,000	$8.33
05/02/06	250	$8.33
05/23/06	152	$17.00
06/01/06	848	$17.00

The aggregate proceeds of the shares sold were $206,308.

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

(b)                                 Not applicable

(c)                                  No repurchases for Company securities were made during the quarter ended June 30, 2006.  The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-QSB.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS

Rule 13a-14(a) Certifications.

Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, Legends Bank caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS FINANCIAL HOLDINGS, INC.
(Registrant)

DATE:	August 14, 2006	/s/ Billy Atkins
Billy Atkins, President and
Chief Executive Officer

DATE:	August 14, 2006	/s/ Thomas Bates
Thomas Bates
Chief Financial Officer

LEGENDS FINANCIAL HOLDINGS, INC.

INDEX TO EXHIBITS FOR FORM 10-QSB

FOR QUARTER ENDED JUNE 30, 2006

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibits 31.1 and 31.2	Rule 13a-14(a) Certifications.

Exhibits 32.1 and 32.2	1350 Certifications.